Form 10-K
period 2022-12-31
RespireRx Pharmaceuticals Inc.
filed 2023-04-17
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements or the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2022 was approximately $360,000 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2022.

As of April 14, 2023, there were 144,326,672 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of RespireRx Pharmaceuticals Inc., referred to herein as our “2022 Annual Report” (“RespireRx” and together with RespireRx’s wholly owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

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

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. We cannot assure you that the forward-looking statements in this 2022 Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this 2022 Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this 2022 Annual Report, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in the 2021 Annual Report. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

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

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from spinal cord injury (“SCI”), which are conditions that affect millions of people, as well as certain orphan disorders such as GRIA. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

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

For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units that may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries, one of which was formed on January 11, 2023, to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

This restructuring plan is based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. The business unit focused on pharmaceutical cannabinoids is referred to as ResolutionRx and the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units.

(i)	ResolutionRx Ltd, a wholly-owned subsidiary of the Company as of January 11, 2023, will hold our pharmaceutical cannabinoids platform, and is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

Management has begun to organize our ResolutionRx and EndeavourRx business units into two independent subsidiaries: (i) a ResolutionRx subsidiary which has been formed, and into which we intend to contribute our pharmaceutical cannabinoid platform and its related tangible and intangible assets and certain of its liabilities and (ii) an EndeavourRx subsidiary, into which we would contribute our part or all of our neuromodulator platform, including either or both the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

Management believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values through separate financing channels and making them more attractive for capital raising as well as for strategic transactions.

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful contract research, formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favorable to the Company.

On January 11, 2023, the Company established ResolutionRx Ltd (“ResolutionRx”) (Australian Company Number or ACN: 664 925 651), a new, currently wholly-owned, unlisted public company in Australia, as the first in a series of steps that include, but are not limited to financings, research and clinical development, manufacturing, regulatory and compliance, all for the purpose of developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. The Company will contribute via sub-license and license or other similar transaction structure, certain dronabinol assets and liabilities to ResolutionRx.

One of the main purposes for the creation of ResolutionRx was to allow it to participate in the Research and Development Tax Incentive (“R&DTI”) funding from the Australian government. According to the Australia government website https://business.gov.au/grants-and-programs/research-and-development-tax-incentive, “The Research and Development Tax Incentive (R&D Tax Incentive or R&DTI) helps companies innovate and grow by offsetting some of the costs of eligible research and development (R&D).” The R&DTI is the sum of the R&D company’s corporate tax rate and an incentive rate, subject to certain limitations. In the case of ResolutionRx, the R&DTI is expected to be comprised of a corporate tax rate of 25% plus the incentive rate of 18.5% for a total of 43.5% and would represent an annual refund after the filing of ResolutionRx’s annual tax return as of 30th June of each year. Subject to an application and a successful overseas finding from the Australian government, certain overseas R&D expenditures are qualified for the R&DTI.

On January 27, 2023, ResolutionRx and Radium Capital (“Radium”) entered into a Letter of Intent (“LOI”) and Term Sheet (“Term Sheet”) to enter into a series of loan agreements, which in the United States may be considered to be analogous to a line of credit designed to finance research and development efforts prior to receipt of R&DTI, in order to unlock research and development tax credits available in Australia to companies like ResolutionRx. We believe that the LOI and Term Sheet create a means of realizing the R&DTI funds well in advance of the annual cash receipt from the Australian government and, as such, create a very valuable non-dilutive means of supporting our R&D efforts towards the commercialization of dronabinol for the treatment of OSA.

Under the LOI and Term Sheet, Radium has agreed to make advances to ResolutionRx pursuant to a predefined set of definitive documents, during the course of the R&D process (each advance is a separate secured loan, but the terms of the loans remain the same for each advance), allowing ResolutionRx to access capital throughout the R&D timeline rather than waiting until the annual tax return is filed in Australia on a 30th June fiscal/tax year end in Australia. Radium will advance up to 80% of the anticipated refund upon request of ResolutionRx (less than 80% is at the discretion of ResolutionRx), subject to appropriate documentation including, but not limited to: (i) Radium’s completion of satisfactory due diligence and investment committee approval, (ii) confirmation that the client company is entitled to receive the refundable R&D tax offset, (iii) a review by client company’s R&D advisor (accountant) chosen from a list of acceptable advisors provided by Radium and receipt by Radium of a “comfort” letter from the review, (iv) receipt of details of the R&D expenditure and refundable R&D Tax Offset (including incurred eligible R&D expenditures, estimated R&D Tax Offset and estimated Overseas Expenditure), and (v) receipt by Radium of a letter from the client company’s tax advisor (accountant) confirming all company tax obligations are up to date. The annual interest rate on the loans as of February 23, 2023 for new clients is 16%. The loans will be secured by a first ranking charge (in the United States, it would be thought of as a first lien) over the R&D tax refund and a Featherweight Security Agreement, which is a form of security agreement, which in this case, would give Radium, in a situation of Administration under the Australian Corporation Act 2021 or other laws, rules and regulations, the right to control the tax and tax refund process. The loans are repaid by assigning the refund to directly to Radium.

On February 27, 2023, ResolutionRx entered into a services agreement (“Services Agreement”) for preclinical and clinical research and other related services with iNGENu CRO Pty Ltd (“iNGENu”), a contract research organization (“CRO”) with headquarters in Melbourne, Australia. iNGENu is a bespoke contract research organization focused on cannabinoid and psychedelic clinical research. Under the Services Agreement, iNGENu will act as a full-service CRO in support of ResolutionRx’s research and development (“R&D”) program, which is developing a proprietary formulation of dronabinol for the treatment of obstructive sleep apnea and anorexia. iNGENu will be responsible for conducting laboratory experiments to determine a final optimum dronabinol formulation, scaling up and manufacturing the chosen formulation for clinical use, preparing and submitting regulatory documents and designing and conducting clinical trials, including pharmacokinetic/pharmacodynamic, safety and pivotal efficacy studies.

Under the Services Agreement, ResolutionRx will be required to make a US$50,000 deposit with iNGENu within 30 days of the rendering of the first invoice by iNGENu. The deposit is to be applied to the final research and development budget of approximately US$16.5 million, which has now been agreed and which deposit shall be credited against the first invoice. The funding of this deposit and the commencement of the preclinical and clinical services is contingent upon successful capital raising efforts which are currently underway. The successful completion of these efforts to raise sufficient capital to fund this deposit and our other immediate obligations cannot be assured.

These agreements with Radium and iNGENu are the first steps in a series of transactions some of which have been completed, some of which are in process and others which are anticipated to be completed in the near future, of which no assurance can be provided:

Completed

-	Formation of ResolutionRx as an Australian subsidiary of RespireRx, and all that was required in the formation process, including, among other things, the establishment of a board of directors, the appointment of officers and the engagement of accountants, as well as the opening of both Australian dollar and US dollar bank accounts.
-	Entry into the Services Agreement with iNGENu.
-	Entry into a letter of intent and term sheet with Radium Capital (“Radium”) for a series of debt financings of the R&DTI.
-	Engagement of Australian counsel.

In Process

-	Sub-licensing and licensing or otherwise making available certain dronabinol assets by RespireRx to ResolutionRx.
-	ResolutionRx’s payment of the iNGENu deposit.
-	Obtaining an independent valuation report of the assets contributed to ResolutionRx.
-	Complete term sheet negotiations with a US based private equity firm for the financing of 25% of agreed research and development expenses incurred with iNGENu.
-	Due diligence with one or more Australian fund-raising agents or advisors to raise additional unlisted finance in Australia, the completion of which cannot be assured, to support the balance of the anticipated R&D expenditures as well as non-R&D expenses, overhead and working capital (see above).

Anticipated

-	ResolutionRx’s commencement of research and development activities in Australia, with iNGENu as the CRO, including, but not limited to initial manufacturing and bench testing of at least one new formulation of dronabinol, scale up of manufacturing for clinical grade materials for the new formulation for the anticipated initial pharmacokinetic/pharmacodynamic study and regulatory matters.
-	Hiring of a limited number of ResolutionRx employees and/or consultants in Australia.
-	ResolutionRx’s engagement of independent auditors.
-	ResolutionRx’s formal engagement of placement agent for a contemplated offering in Australia, the completion of which cannot be assured (see above).
-	ResolutionRx’s formal application for registration for the R&DTI.
-	R&DTI financings with Radium.
-	Filing in Australia for Overseas Finding(s) to enable access to the R&DTI for qualified research and development activities taking place outside of Australia.
-	Early preparation for a ResolutionRx initial public offering in Australia, and possibly other international markets at an appropriate future date.

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

ResolutionRx Ltd – Pharmaceutical Cannabinoids

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

Due to the liberalization of state laws regulating the use and sales of cannabis over the last 5 years, a major industry has grown around its commercialization. However, while cannabis use has been legalized in certain states, it still is not legal under federal statutes and regulations. The medical use in the US of any pharmacological agent must be approved by the US Food and Drug Administration (“FDA”) and, to date, the FDA has not recognized or approved the cannabis plant as medicine nor is it federally legal to sell products that contain cannabinoids as drugs or dietary supplements without its approval.

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

This regulatory breakthrough subsequently led to the 2018 FDA approval of Epidiolex®, a proprietary oral solution of CBD sold by GW Pharmaceuticals plc (“GW Pharma”) for the treatment of certain rare, treatment-resistant forms of epilepsy. Nabiximol®, an oromucosal spray containing Δ-9-THC and CBD, was approved under the tradename Sativex® by applicable regulatory authorities in 29 countries outside the United States and is marketed and distributed by GW Pharmaceuticals plc (“GW”) (On May 5, 2021, GW and Jazz Pharmaceuticals plc (“Jazz”) announced the completion of Jazz’s acquisition of GW).

The commercialization of these pharmaceutical cannabinoids has opened the door to an expanding market sector. As part of our effort to capitalize upon this opportunity, the Company has implemented an internal restructuring plan by forming ResolutionRx as an Australian subsidiary focused on the pharmaceutical cannabinoid market. ResolutionRx’s initial primary focus has been and will continue to be the re-purposing of dronabinol using new proprietary formulations and therapeutic indications. Because dronabinol already is an approved drug, ResolutionRx intends to use publicly available information, particularly safety data, in support of a 505(b)(2) New Drug Application (“NDA”), generally a more rapid route to FDA approval than a standard 505(b)(1) NDA.

Obstructive Sleep Apnea (OSA)

OSA involves a decrease or complete halt in airflow despite an ongoing effort to breathe during sleep. When the muscles relax during sleep, soft tissue in the back of the throat collapses and obstructs the upper airway. ResolutionRx is developing dronabinol for the treatment of OSA, a serious sleep-related breathing disorder that impacts more than 95 million people in the United States, Australia, Germany and the United Kingdom. It has been linked to increased risk for hypertension, heart failure, depression, and diabetes, with an annual economic cost in the United States alone of $162 billion according to the AASM (American Academy of Sleep Medicine). There are no approved drug treatments for OSA and all current treatment options have serious drawbacks. We believe that a new drug therapy that is effective in reducing the medical and economic burden of OSA would have major benefits for the treatment of this costly disease indication.

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

In 2014, another surgical option first became available based on upper airway stimulation. This was later followed by a second-generation medical device cleared by the FDA in 2017. It is a combination of an implantable nerve stimulator and an external remote controlled by the patient. The implanted device stimulates the hypoglossal nerve, which controls the tongue. The device is turned on at night and off in the morning by the patient with the remote.

The Company’s Research Efforts Regarding the Treatment of OSA with Cannabinoids

Prior to the formation of ResolutionRx, the Company conducted a 21-day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which FDA approved and commercially available dronabinol produced a statistically significant reduction in AHI, the primary therapeutic end-point, and was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. This clinical trial provided data supporting the submission of patent applications claiming unique dosage strengths, blood levels and controlled release formulations optimized for use in the treatment of OSA.

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

The Opportunity to Improve Dronabinol Formulations

A major factor limiting the use of dronabinol for other indications stems from its current formulation as a soft gelatin capsule that suffers from several major deficiencies:

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

In order to circumvent these problems, we have designated certain important properties around which we have created a number of lipid nanoparticle (LNP) formulations of dronabinol, three (3) of which (i) display appropriate water solubility and dissolution to improve absorption, (ii) nanoparticle size and resistance to stomach acid conditions in order to reduce first pass liver metabolism and achieve higher and longer blood levels, as well as (iii) stability and ease of manufacturing to support commercial scale. Under the terms of the Services Agreement, iNGENu is preparing to test these formulations in human pharmacokinetic (PK) and pharmacodynamic (PD) studies. We believe that the development of a novel, proprietary formulation of dronabinol would not require significantly longer time to market entry compared to what would be required if we were to use the currently available soft gel capsule technology.

The Company’s Cannabinoid Intellectual Property Rights

On June 27, 2014, RespireRx entered into an exclusive license agreement (the “2014 License Agreement”) with the University of Illinois at Chicago (“UIC”) that replaced a 2007 license agreement with Pier that had been terminated. The 2014 License Agreement was first amended on August 2, 2017.

RespireRx and the Board of Trustees of University of Illinois agreed to a second amendment (“Second Amendment”) to the 2014 License Agreement, as amended. The Second Amendment is effective as of December 15, 2022.

The parties entered into the Second Amendment in order to add new definitions for and payment obligations related to Deferred Compensation Annual Net Sales Payments and Deferred Compensation Annual Minimum Payment(s) with an extension of the term of the License in consideration for modifying financial terms and timelines.

Summarizing the above: (i) the definition of Product now includes any product or process that would have been enforceable under the Patent after the Patent Rights have expired, (ii) Deferred Compensation Annual Net Sales Payments means those payment obligations calculated on Net Sales as set forth in Schedule 2, as amended, but which only become due and payable after the expiration of the Patent Rights and shall not be due and payable while any of the Patent Rights have not yet expired and (iii) Deferred Compensation Minimum Payment(s) means those annual payment obligations set forth in Schedule 2 as amended, which shall only become due and payable after the expiration of the Patent Rights and shall not be due and payable while any of the Patent Rights have not yet expired.

The logic behind extending certain financial obligations is based in part on the filing by the Company of a new patent application that was considered for, but not incorporated into the License. In lieu of incorporating the new patent into the License, the parties agreed to the new definitions described in (ii) and (iii) above but limited to eight (8) years after the Patent Rights have expired. Therefore, the new patent is not part of the definition of Patent Rights but the amendment does provide the potential for a similar economic benefit to the Licensor as if the new patent were assigned to the Licensor and became part of the License.

A number of additional changes, deletions and additions were made to various sections of the License.

Selected portions of Schedule 2 that were amended are summarized below:

-	Elimination of the $100,000 annual payments due by the Company to the Licensor from December 31, 2021 and later. That means that the unpaid amount of $100,000 for the calendar year 2021 is no longer due and payable and that no payment for 2022 is due and payable
-	Addition of 4% royalty with respect to Net Sales by Licensee or Sublicensee as Deferred Compensation Annual Net Sales Payments
-	The $150,000 amount that would have been due upon application for regulatory approval has now been eliminated, and instead replaced with a $350,000 amount due the first year with a market approval from the US FDA or a foreign equivalent and every year thereafter, until first commercial sale of a Product.
-	The $250,000 annual minimum amount that would have been due the first year of commercial sale of a Product and every year thereafter is now $400,00. The annual minimum amounts may be satisfied in part or in whole with royalty payments.

-	The original $75,000 milestone payment that was originally due upon the dosing of a 1st patient with a Product in a Phase II study not sponsored by the Licensor or the dosing of a 1st patient in a Phase II study with a low dose reformulation of dronbaninol, has been amended to a $10,000 payment due after the dosing of the 1st patient with a Product in a Phase II study anywhere in the world
-	The $350,000 milestone payment that would have due upon dosing of the 1st patient with a Product in a Phase III study is now two payments totaling $500,000, $150,000 of which is due upon the dosing of a 1st patient in a Phase III study anywhere in the world and $350,000 due upon the earlier of enrolling 80% of the patients with a Product in the Phase III study or one year after the initiation of the Phase III study or the termination of the Phase III study
-	The $500,000 and $1,000,000 milestones due after the first NDA and within twelve months of commercial sale respectively remain unchanged
-	Royalty stacking provisions remain unchanged.

RespireRx is in the process of transferring to ResolutionRx exclusive worldwide rights to issued and pending patents claiming cannabinoid compositions and methods for treating cannabinoid-sensitive disorders, including sleep apnea, pain, glaucoma, muscular spasticity, anorexia and other conditions. In January 2021, we filed a provisional patent application further disclosing novel dosages, controlled release compositions and methods of use for cannabinoids, and in January 2021, a provisional patent application further disclosing novel dosage and controlled release compositions and methods of use for cannabinoids, alone or in combination, including with cannabinoid and non-cannabinoid molecules. Specific claims describe low dosage strengths and controlled release formulations for attaining a therapeutic window of cannabinoid blood levels that produce the desired therapeutic effect(s) for a controlled period of time, while minimizing undesirable side effects. In January 2022, we filed a provisional patent application describing novel lipid based formulation technology (LFT) that may be used to improve the solubility and bioavailability of poorly soluble drugs, particularly cannabinoids such as dronabinol. Certain original patents were filed by RespireRx and are now included in the 2014 License Agreement. See Note 9. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to our consolidated financial statements as of December 31, 2022. While no assurances can be provided that the claims in our patent applications will be allowed in whole or in part, or that the patents will ultimately issue, we believe that these new filings, if allowed, will provide market protections through January 2042.

Data from our Phase 2 clinical trials has allowed us to design new proprietary formulations of dronabinol, disclosed in our patent filings and optimized for the treatment of not only OSA, but also other indications. If successful in our development efforts, we believe that a proprietary formulation of dronabinol, based on our recently filed provisional patent applications for LFT and pending patents for low-dose and extended release dronabinol, could lead to a highly marketable commercial formulation of dronabinol for use not only in the treatment of OSA but also other indications, including anorexia. We also believe that such novel, proprietary formulations of dronabinol would extend market exclusivity, increase market value and be more interesting to certain potential strategic partners.

Proposed Regulatory Approach for Dronabinol in the United States

In conjunction with its management and consultants, the ResolutionRx intends to file a new US NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (as amended, the “FDCA” and such NDA a “505(b)(2) NDA”), claiming the efficacy and safety of our proposed proprietary dronabinol formulation in the treatment of OSA. We believe the use of dronabinol for the treatment of OSA is a novel indication for an already approved drug, making it eligible for a 505(b)(2) NDA, as opposed to the submission and approval of a full 505(b)(1) NDA.

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

ResolutionRx intends to pursue a similar strategy in other worldwide territories where similar regulatory opportunities are believed to exist.

When the PK/PD study is completed, we anticipate conducting, in parallel with a Phase 3 clinical study, two standard Phase 1 clinical studies to determine potential abuse liability and next day driving ability. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for the standard 505(b)(1) NDA. While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that the FDA should not have major safety concerns with dronabinol in the treatment of OSA.

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

We believe our rights under the Purisys Agreement would help facilitate regulatory approval. Under the Purisys Agreement, Purisys has agreed, at no cost to us, to (i) provide all of the API estimated to be needed for the clinical development process, three validation batches for NDA filings and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid DMFs with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or DEA meetings as appropriate and as related to the API.

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

Large Commercial Opportunity

As a serious public health issue, the important need for diagnosing and ultimately treating OSA has recently been highlighted by the FDA clearance of several sleep apnea home test kits that are now third party reimbursed. Further highlighting this need, CVS Health Corporation (NYSE: CVS) announced the implementation of a program to diagnose and treat OSA initially within its own in-store, walk-in MinuteClinics. It is possible that, in the near future, individuals will be able to diagnose sleep apnea using smart watches. We expect the number of people diagnosed with sleep apnea and eligible for treatment to increase dramatically. We believe that the combination of more efficient and patient friendly diagnostic procedures and, ultimately, pharmaceutical treatments such as those we are developing will encourage more patients to seek diagnosis and treatment. There are an estimated between 29.4 and 54.1 million people in the United States (American Association of Sleep Medicine and Lancet Respiratory Medicine, respectively). There are currently no drugs approved for the treatment of OSA.

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

A published paper by Dr Fuller entitled “Ampakines stimulate diaphragm activity after spinal cord injury” (http://doi.org/10.1089/neu.2021.0301 ) describes research conducted in awake freely moving rats as late as two weeks after having previously undergone unilateral spinal hemi-transection at the C2 spinal level. For the first time, low dose administration of either CX1739 or CX717 was shown to improve not only motor nerve and muscle activity recorded electrophysiologically from the lesioned side, but to significantly improve actual motor functioning and breathing, even under challenging conditions. The importance of these findings is described in the article by pointing out that the majority of the approximately 500,000 annual SCI cases reported globally involve injuries to the cervical spinal cord and, in severe cases, require the use of mechanical ventilation or direct diaphragm pacing to sustain ventilation. Also, in confirmation of previously reported results in anesthetized animals, the AMPAkines improved, in awake freely moving animals, the motor facilitation produced by an episode of acute intermittent hypoxia (“AIH”), a treatment currently used in the rehabilitation of SCI patients.

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

AMPAkines as Treatment for GRIA Disorders

On April 5, 2023, RespireRx announced it had entered into a material transfer agreement with University College London (UCL) as part of a collaborative research effort involving Dr. Ian Coombs and Prof. Mark Farrant, founding members of the GRIA Scientific Advisory Board of the CureGRIN Foundation (“CureGRIN”) and from the UCL Department of Neuroscience, Physiology, and Pharmacology. The UCL group, which also includes Prof, Stuart Cull-Candy F.R.S., has been awarded funding from CureGRIN, and will be working with the RespireRx research team to study the possibility of using CX1739, RespireRx’s lead clinical AMPAkine, for the treatment of a major class of GRIA disorders.

GRIA Disorder refers to a family of rare genetic diseases caused by mutations in the AMPA glutamate receptor genes that cause either a loss or gain in the functioning of these receptors, which are the site of action of RespireRx’s AMPAkines and which play an important role in learning and memory as well as other critical biological functions. Dr. Coombs’s work seeks to characterize the genetic variants underlying the diverse behavioral and cognitive symptoms in children with GRIA Disorder and use this knowledge to create a diagnostic method to determine on a molecular level which patients have a decline or gain in the functioning of these receptors and use this diagnostic to choose what drugs to use to restore normal function.

It is very important to characterize the properties of AMPA receptor variants which underly the diverse symptoms displayed by children with GRIA Disorder in order to better determine which drugs could act as potential treatments. Evidence suggests that the majority of these disease-associated variants produce underactive AMPA receptors so it may be possible to study CX1739, the AMPAkine that boosts AMPA receptor function, to determine on a molecular level its potential as a precision therapy for children with GRIA Disorder, for whom no truly effective treatment presently exists.

It is the ultimate intention of this collaboration to test CX1739 in patients with specific variants that we demonstrate produce a decline in function of the AMPA receptor. Positive therapeutic effects with RespireRx’s AMPAkines already have been reported in animal mutations modelling related disorders such as Pompe that also suffer from declines in AMPA receptor functioning.

The RespireRx team that will collaborate with Dr. Coombs, Prof. Farrant and Prof. Cull-Candy includes Drs. Jeffrey M. Witkin and Rok Cerne, both of whom are RespireRx Research Fellows in addition to their academic affiliations at The University of Wisconsin-Milwaukee, Ascension St. Vincent Hospital and Indiana University/Purdue University, respectively. The team has extensive expertise and are well known for their work in drug discovery and development, including novel analgesic, anxiolytic, anti-epileptic and anti-depressant drugs.GABAkines

The GABAkine program was established pursuant to the UWMRF Patent License Agreement. At present, the program is focused on developing novel GABAkines with certain GABAA receptor subtype selectivity. We believe that there is a considerable degree of receptor subtype heterogeneity, making subtype selectivity of our compounds a desirable attribute.

Under the UWMRF Patent License Agreement, the Company has an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. This relates to our GABAkines program.For a more detailed description of the UWMRF Patent License Agreement, see our Current Report on Form 8-K, filed with the SEC on August 4, 2020, including, but not limited to Exhibit 99.1 and Exhibit 99.4 Certain payments under the UWMRF Patent License Agreement have not been paid by the Company. The Company is in ongoing discussions with UWMRF regarding when the Company may be able to commence making payments. The Company has not received a notification of default either during the fiscal year ended December 31, 2022 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s consolidated financial statements as of December 31, 2022 in accounts payable and accrued expenses.

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

The Company also has developed a series of back-up compounds to KRM-II-81.

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

In the absence of seizure control by anti-epileptics, surgical resection of affected brain tissue is one potential alternative to help with the control of seizures. In the process of this surgery, epileptic brain tissue can become available for research into epileptic mechanisms and the identification of novel antiepileptic drugs. In peer reviewed articles by Dr. Witkin and his colleagues, the anticonvulsant action of KRM-II-81 has been confirmed by microelectrode recordings from slices obtained from freshly excised cortex tissue from epileptic patients where in situ application of KRM-II-81 suppressed epileptiform electrical activity. These very important translational data lend considerable support and impetus to the further development of KRM-II-81 for the treatment of epilepsy.

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

Data from both preclinical and clinical studies are consistent with the idea that GABAergic neurotransmission is an important regulatory mechanism for the control of pain. Gabapentin (Neurontin®) and pregabalin (Lyrica®), two commonly used drugs for the treatment of neuropathic pain, are believed to produce their analgesic effects by enhancing GABAergic neurotransmission. However, although they have received FDA approval, the clinical results have not been overwhelming. In a published review of 37 clinical trials with a total of 5,914 patients experiencing neuropathic pain there was no difference in the percentage of patients experiencing pain reduction of greater than 50% when comparing Gabapentin® to placebo. The most common side effects produced by Gabapentin® were sedation, dizziness and problems walking. It is uncertain whether greater efficacy was not observed because of poor intrinsic pharmacological efficacy or insufficient dosages due to dose limiting side effects.

An alternate approach to enhancing GABAergic neurotransmission is the use of GABAA PAMs. This approach has been under-utilized because of the general lack of efficacy of the BDZ PAMs. However, a strong case for the potential value of subtype selective GABAA PAMs for the treatment of pain can be made. First, GABAA receptor regulated pathways are integral to pain processing with α2/3 containing GABAA receptor subtypes present on nerve pathways modulating pain sensation and perception. Second, we believe that the analgesic properties of BDZs may be masked by concurrent activation of other GABAA receptor subtypes that mediate the side effects. Diazepam has been reported to produce maximal analgesia in rodents if the side effects are attenuated by GABAA subtype genetic manipulation. Third, in recently published review articles describing KRM-II-81 and predecessor GABAkines that selectively amplify GABAA receptor subtype signaling, Drs. Witkin, Cook and colleagues reported that these GABAkines displayed a high degree of analgesic activity in a broad range of preclinical studies. In cellular studies, KRM-II-81 preferentially bound to specific subtypes of GABAA receptors and boosted the ability of GABA to inhibit pain sensory neurons in the spinal dorsal root ganglia. In intact animal models of acute and chronic pain, the analgesic efficacy of KRM-II-81 was comparable to or greater than commonly used analgesics. At the same time, KRM-II-81 did not display side effects such as sedation and motor impairment.

Equally important, at multiples of the therapeutic doses, KRM-II-81 did not produce tolerance, dependence, respiratory depression or behavioral changes indicative of abuse liability, which are produced by opioid narcotics and are at the heart of the opioid epidemic. Sub-chronic dosing for 22 days with KRM-II-81 and the structural analogue, MP-III-80, demonstrated enduring analgesic efficacy without tolerance development. In contrast, tolerance developed to the analgesic effects of Gabapentin®. At a dose that produces maximal analgesic effect in an inflammatory chronic pain model, KRM-II-81 does not substitute for the BDZ midazolam in a drug discrimination assay, suggesting a reduced abuse liability. Furthermore, KRM-II-81 did not produce the respiratory depression observed with alprazolam, a major problem with BDZs leading to emergency room visits and overdose. We believe that the ability to attenuate both acute and chronic pain combined with a greatly reduced side effect profile, a lack of tolerance and a reduced abuse potential makes KRM-II-81 a promising clinical lead and a potentially breakthrough advance in pain therapeutics.

Drs. Witkin and Cerne have conducted pharmacology, metabolism, pharmacokinetic and animal safety studies, all for the benefit of the Company and to be included in future FDA filings. Dr. Cook has begun scaling up chemical synthesis of KRM II-81 in order to provide sufficient active pharmaceutical ingredient (API) to begin IND enabling preclinical studies, which we plan to initiate this year pending financing, of which no assurance can be provided. In addition, substituted analogues of KRM II-81 have been made, particularly a soluble analogue that displays a similar pharmacological profile as KRM II-81. Several articles describing the results of these studies have been published in highly regarded peer reviewed journals, including two review articles and a book chapter detailing the anti-epileptic and analgesic properties of KRM II-81 and its importance in the overall field of GABAkines. Five additional articles describe the pharmacological activity of novel structural analogs of KRM-II-81 and document the preclinical effects and tolerability of these structural analogs. In established rat models predicting efficacy in essential tremor and in tremor associated with Parkinson’s Disease, MP-III-024 was an effective anti-tremor compound. Also described are three novel structural analogs with sufficient blood and brain levels after oral administration to produce a pharmacological response and a deuterated derivative of KRM-II-81 that produced long-lived anticonvulsant activity after oral administration. Also described was the synthesis of a water soluble, hydrochloride salt of KRM-II-81, another important analog in this series with the added potential of intravenous delivery. The compounds described in these articles were efficacious as anticonvulsants and the most characterized of these, KPP-III-34, displayed robust activity in more advanced anti-seizure models. All compounds were effective without producing sedative effects.

Corporate and Product Development Plans

As discussed above, in order to facilitate our business activities and product development, we have organized our drug platforms into two separate business units, one of which was recently incorporated as an Australian subsidiary and the other that currently operates as a division. ResolutionRx Ltd is focused on pharmaceutical cannabinoids and EndeavourRx is focused on neuromodulators. Below is a description of the Company’s product development plans within these business units.

ResolutionRx – Dronabinol program

In conjunction with a sub-contractor, the Company has prepared several new proprietary formulations of dronabinol with the anticipated properties described in our patent applications, of which three have been selected for further testing for pharmacokinetic (“PK”) and pharmacodynamic (“PD”) studies. Assuming sufficient additional financing is available for ResolutionRx, of which no assurance can be provided, and that the results of the PK and PD testing indicate that further development is warranted, ResolutionRx intends to utilize its Services Agreement with iNGENu in order for them to act as regulatory consultants, stock clinical supply, package and distribute the clinical supply to clinical trial sites, schedule a pre-investigational new drug application (“pre-IND”) meeting with the FDA, file an IND and then conduct a Phase 3 human pivotal clinical trial.

The Company’s 2014 License Agreement, as amended and the Purisys Agreement will need to be sub-licensed or transferred or otherwise made available to ResolutionRx as will rights to certain patents and patent applications that are not part of the 2014 License Agreement, as amended. See “—University of Illinois 2014 Exclusive License Agreement” and “—Noramco Inc./Purisys, LLC - Dronabinol Development and Supply Agreement” in Note 9. Commitments and Contingencies in the notes to consolidated financial statements as of December 31, 2022. Initially, ResolutionRx’s primary focus will be on re-purposing dronabinol for the treatment of OSA; we believe that our broad enabling patents and our 2019, 2021 and 2022 patent applications for proprietary formulation technology may provide a framework for expanding into the larger burgeoning pharmaceutical cannabinoid industry. We believe that by converting this division to a subsidiary, it may be possible, through separate finance channels and potential strategic transactions, some of which are described above, to unlock the unrealized asset value not only of the cannabinoid platform, but separately, our neuromodulator platform as well.

EndeavourRx – AMPAkines program

For the AMPAkines program within our EndeavourRx neuromodulators business unit, the Company plans, assuming financing is available and of which no assurance can be provided, to assess the purity of our existing drug supplies, obtain clinical supply material, engage regulatory consultants and a CRO to finalize a clinical trial protocol for our intended Phase 2 clinical studies and amend our existing IND. These tasks are critical for applying to the FDA for permission to initiate the intended Phase 2 clinical trials.

Assuming sufficient additional financing is available, of which no assurance can be provided, the Company would continue to focus on SCI, and in particular, a Phase 2A efficacy study, as we believe it would be the most efficient expenditure of our resources, yield an actionable result in the shortest period of time and would initiate additional clinical trials in patients with ADHD.

EndeavourRx – GABAkines program

For the GABAkines program, the Company plans, assuming such financing is available, of which no assurance can be provided, to scale up manufacturing of KRM-II-81 in order to conduct pre-IND enabling studies. Assuming sufficient additional financing is available, of which no assurance can be provided, the Company would conduct a full preclinical program in anticipation of filing an IND to commence human clinical trials for safety and efficacy in patients with treatment resistant epilepsy and those requiring non-opioid treatments for pain.

In connection with the organization and development of the ResolutionRx as a subsidiary and EndeavourRx as a business unit, we have executed upon and are planning certain corporate and development actions as summarized herein. All of these, including those below, are subject to raising additional financing and/or entering into strategic relationships, of which no assurance can be given.

Employee/Consultant Infrastructure Build-out

It is anticipated that the Company will continue to use, at least initially, its management personnel to provide management, operational and oversight services to ResolutionRx and EndeavourRx, while we build out a limited employee infrastructure for ResolutionRx in Australia. In order to broaden our operational expertise, we are planning to hire a number of highly qualified individuals, either as employees or consultants and, in tandem, increase our administrative support function.

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

The recent COVID-19 pandemic has made it very difficult to recruit subjects and patients and to conduct clinical trials in general and it is unclear how long these challenges will last. Given the public health emergency during the winter and spring of 2020 which continued into 2022, the FDA issued guidance to be implemented without the normal prior public comment period as the FDA had concluded that public participation would not be feasible or appropriate. From 2020 to 2022, the FDA issued 84 new guidance documents. Guidance is not legally enforceable, but the FDA recommends the following of its guidance.

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

On January 11, 2023, RespireRx formed ResolutionRx in Australia. On February 27, 2023, ResolutionRx entered into a Services Agreement with iNGENu, a bespoke contract research organization with a focus on cannabinoids and psychedelics. Among a number of other functions, iNGENu will be coordinating, sub-contracting and overseeing the manufacture of our ∆-9-THC pre-clinical and clinical product supply.

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

Employees

As of December 31, 2022 the Company employed two people on a full-time basis. We have four officers, two of whom are part-time outside consultants. The Company also engages other contractors who provide substantial services to the Company.

Technology Rights

University of Illinois License Agreement

See ResolutionRx – Pharmaceutical Cannabinoids – The Company’s Cannabinoid Intellectual Property Rights above and see Note 9. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to our consolidated financial statements as of December 31, 2022 for more information on the 2014 License Agreement.

UWMRF Patent License Agreement

See EndeavourRx – Neuromodulators – GABAkines above and see Note 9. Commitments and Contingencies—UWMRF Patent License Agreement in the notes to our consolidated financial statements as of December 31, 2022 for more information on the UWMRF Patent License Agreement.

Properties

As of December 31, 2022, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Legal Proceedings

We are periodically subject to various pending and threatened legal actions and claims. See Note 9. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2022 for additional information regarding these matters.

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

Item 1A. Risk Factors

In addition to the other matters set forth in this 2022 Annual Report, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

The Company has incurred net losses of $2,102,720 and $3,144,840 for the years ended December 31, 2022 and December 31, 2021, respectively, as well as negative operating cash flows of $143,905 and $956,172 for fiscal years ended December 31, 2022 and December 31, 2021, respectively. The Company also had a stockholders’ deficiency of $11,880,320 at December 31, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. We have eleven similar convertible notes outstanding, with $1,087,278 maturity amounts of plus accrued interest of $133,017 as of December 31, 2022 that have matured and which must be paid or converted. To date no notices of default have been received. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. In the past, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, in its audit opinion issued in connection with our consolidated financial statements as of December 31, 2022 and 2021, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We and our independent registered public accounting firm has identified material weaknesses in our financial reporting process.

At December 31, 2022, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. There can be no assurance that we will be able to successfully implement plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement such plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2022, we have generated only minimal operating revenues, primarily from grants for research and development. For the fiscal year ended December 31, 2022, our net loss was $2,102,720 and as of December 31, 2022, we had an accumulated deficit of $176,057,856. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to continue to incur significant net losses over the next several years. As with other biotechnology companies, it is possible that we will never achieve profitable operations.

We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We require additional cash resources for basic operations and will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2022, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2023. We also need additional capital in the near term to fund on-going operations including basic operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, from the master services agreement intended to be entered into between us and ResolutionRx in Australia, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such funding or other transaction in a timely manner, or at all.

Our cash requirements in the future may differ significantly from our current estimates, depending on a number of factors, including:

●	Our ability, or our currently wholly-owned subsidiary ResolutionRx’s ability to raise equity or debt capital or from ResolutionRx, or our ability to obtain in-kind services which may be more difficult during the ongoing COVID-19 pandemic;
●	the results of our clinical trials;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs associated with the implementation of a corporate restructure;
●	the costs of setting up and operating our own marketing and sales organization;
●	the ability to obtain funding under contractual and licensing agreements;
●	the ongoing obligations to make contractual licensed patent maintenance fees, milestone payments and royalty payments;
●	the costs involved in filing, prosecuting, maintaining and enforcing patents or any litigation by third parties regarding intellectual property;
●	the costs involved in meeting our contractual obligations including employment agreements; and
●	our success in entering into collaborative relationships with other parties.

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business.

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business. The Company is authorized to issue up to 2 billion (2,000,000,000) shares of Common Stock under its Certificate of Incorporation. As of December 31, 2022, there were 125,544,276 shares of Common Stock issued and outstanding and the Company reserved an aggregate of 1,083,901,432 shares of its authorized and unissued Common Stock with respect to convertible notes, convertible Series B Preferred Stock, warrants, options granted not yet exercised and shares available for issuance its equity plans, not including of incremental contractual reserves in excess of the calculated number of conversion shares and warrant shares. If we breach the contractual reserve requirements, associated with our convertible notes, we will be in default of such contractual obligations, although we have not received any default notices, which may have material adverse consequences which may make it more difficult to raise additional necessary capital to operate our business. To date, we have not received any default notices,

Our product opportunities rely on licenses from research institutions and if we lose access to these technologies or applications, our business could be substantially impaired.

Through our acquisition of Pier, we gained access to a pre-existing relationship between Pier and the University of Illinois at Chicago (the “UIC”). Effective in September 2014, the Company entered into a license agreement with the UIC (the “UIC License Agreement”), which gave the Company certain exclusive rights with respect to certain patents and patent applications in the United States and other countries claiming the use of dronabinol and other cannabinoids for the treatment of sleep-related breathing disorders, including sleep apnea. The UIC License Agreement obligates the Company to comply with various development and reporting requirements and to make various royalty payments, potential one-time and annual royalty payments, potential deferred compensation annual net sales payments, potential deferred compensation minimum payments and as well as payments upon the achievement of certain development milestones. See Note 9. Commitments and Contingencies, Significant Agreements and Contracts

In addition, the Company and the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”) executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the intellectual property identified therein, including with respect to GABAkines. In consideration for the licenses granted, the Company is required to pay to UWMRF patent filing and prosecution costs, annual license maintenance fees, one-time milestone payments, and annual royalties.

Certain payments under the UWMRF Patent License Agreement have not been paid by the Company. The Company has not received a notification of default either during the fiscal year ended December 31, 2022 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s consolidated financial statements as of December 31, 2022 in accounts payable and accrued expenses.

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

All of our product candidates are in a development spectrum that runs from preclinical to Phase 2 clinical trials, but we do not have any currently active trials. Assuming these trials are initiated, which will require additional financing, we are planning for additional preclinical studies and Phase 1, Phase 2A, Phase 2B and Phase 3 clinical trials, we do not have any currently active trials. Accordingly, we will require significant additional funding for research, development and clinical testing of our product candidates, which may not be available on favorable terms or at all.

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

We have announced and commenced a restructuring plan to facilitate the financing of our business initiatives. We may not achieve some or all of the expected benefits of our restructuring plan and the restructuring may adversely affect our business.

We have incorporated one newly formed subsidiary in Australia to develop the pharmaceutical cannabinoids platform and plan to do the same with respect to one or more of our other platforms, with the goals, among others, of improving our ability to finance those platforms and attract potential strategic partners. There can be no assurance that these goals or any of our intended goals will be achieved, and the restructuring may adversely affect our business.

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

The novel coronavirus (COVID-19) pandemic and the risk of future pandemics may negatively impact our ability to successfully develop and commercialize our product candidates and technologies and may ultimately affect our business, financial condition and results of operations.

Although the COVID-19 pandemic seems to be diminishing in the United States, new variants may arise and the impact in many foreign countries is still severe. Vaccination rates in the United States have still not achieved the desired levels believed to be necessary to diminish the chance of a resurgence. The COVID-19 pandemic has highlighted that the U.S. and the rest of the world is at risk of future pandemics by variants or completely different infectious agents. As described in more detail below, the global pandemic may adversely affect our business in many ways.

Such pandemics, as they occur, will create significant uncertainty and economic disruption.

The COVID-19 pandemic and government responses thereto have made it very difficult to recruit clinical trial subjects and patients and to conduct clinical trials in general. Although somewhat less than in the height of the pandemic prior to vaccine availability, we expect the life sciences industry and clinical trial activity to continue to face challenges arising from the possibility of quarantines, site closures, travel limitations, interruptions to the supply chain for investigational products and other. These challenges may lead to difficulties in meeting protocol-specified procedures. Further, in response to the public health emergency, the FDA issued guidance in March and July 2020 that was updated on January 27, 2021, emphasizing that safety of trial participants is critically important. Decisions to continue or discontinue individual patients or the trial are expected to be made by trial sponsors in consultation with clinical investors and Institutional Review Boards, which may lead to the implementation of additional protocols such as COVID-19 screening procedures, resulting in potential delays and additional costs. The risks, strategic and operational challenges and costs of conducting such trials as a result of the global pandemic have exacerbated an already challenging clinical trial process, which may negatively impact our ability to plan or conduct trials if we secure sufficient financing to enable us to pursue such activity.

The extent to which COVID-19 or any pandemic ultimately impacts our operations will depend on a number of factors, many of which will be outside of our control. In addition to the disruptions adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in these risk factors, including risks relating to our ability to begin to generate revenue, to generate positive cash flow, our relationships with third parties, and many other factors. We will attempt to minimize these impacts, but there can be no assurance that we will be successful in doing so.

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

There are a limited number of manufacturers that operate under the FDA’s and European Union’s or other country’s or geographic region’s good manufacturing practices regulations and are capable of manufacturing products like those we are developing. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on, a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition, we could be subject to sanctions, including fines, injunctions and civil penalties. Changing manufacturers may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and would require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.

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

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We have never been subject to a product liability claim, and we require each patient in our clinical trials to sign an informed consent agreement that describes the risks related to the trials, but we cannot assure you that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business, financial condition and result of operations. Further, if one of our cannabinoid or AMPAkine or GABAkine compounds is approved by the FDA for marketing, we cannot assure you that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition, and our competitors may develop products that are comparable or superior to those we are developing.

The pharmaceutical industry is characterized by intensive research efforts, rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. Our competitors include a number of companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We expect that competition in this field will continue to intensify.

Some of our patents and patent applications do not cover the entire world, thus limiting the potential exclusive commercialization of our products to those countries in which we have intellectual property protection. We are aware of at least two companies that may be developing a product or products similar to one of our prospective products for our proposed indication in countries where we do not currently have intellectual property protection. Such company or companies may choose to compete with us in countries where we do have intellectual property protection and cause us to expend resources defending our intellectual property. At some point, we may experience competition from non-drug products such as medical cannabis or dietary supplements and similar products containing cannabis-derived molecules that may attempt to make unsubstantiated or unapproved claims from national regulatory bodies, such as the FDA. Since our target markets are very large, there is a great deal of economic incentive for others to enter and compete in those markets. We must compete with other companies with respect to their research and development efforts and for capital and other forms of funding. An inability to compete would have a material adverse impact on our business operations.

We may be unable to recruit and retain our senior management and other key technical personnel on whom we are dependent.

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we were highly dependent on Arnold S. Lippa, Ph.D., Interim CEO and Interim President, who is also our Chief Scientific Officer and Executive Chairman, and Jeff E. Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly skilled employees and consultants that our business requires, could substantially hurt our business prospects.

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

Our Common Stock is currently quoted for public trading on the OTC Pink Markets. The trading price of our Common Stock has been subject to wide fluctuations and may fluctuate in response to a number of factors, many of which will be beyond our control.

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

The range of sales prices of our common stock, for the fiscal year ended December 31, 2022 and as adjusted for the reverse stock-split effected on January 5, 2021, for the fiscal year ended December 31, 2021, as quoted on the OTC Markets, was $0.019 and $0.0023 and $0.068 to $0. 0.011, respectively. The following factors, in addition to factors that affect the market generally and the OTC Pink Markets specifically, could significantly affect our business, and the market price of our common stock could decline:

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

As December 31, 2022, we had 125,544,276 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2022, were exercised prior to their respective expiration dates, up to 419,683,183 additional shares of our Common Stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

As of December 31, 2022, there were remaining outstanding convertible notes totaling $1,258,315 inclusive of accrued interest. Of that amount, $1,200,658 was convertible into 641,341,808 shares of Common Stock and $57,657 was convertible into an indeterminate number of shares of Common Stock as such notes may convert, at the option of each note holder, acting separately and independently of the other note holders, into the next exempt private securities offering of equity securities.

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

In addition, on several occasions, certain executive officers, members of the Board of Directors and certain vendors have offered to forgive accrued compensation and other amounts due to them, and the Board of Directors accepted such offers in exchange for either shares of Common Stock or options to purchase Common Stock. In particular, if executive officers offered and if the Board of Directors accepts such offer(s) in the future, a significant number of shares of Common Stock or one or more options to purchase a significant number of shares of Common Stock could be issued or granted. Recently, certain executive officers and a vendor offered to exchange or settle amounts owed by the Company to them in exchange for Series J Preferred Stock which, which although not convertible into Common Stock, has voting rights. The ability of our Board of Directors to issue additional shares of Common Stock, preferred stock or options to purchase shares of Common Stock, or warrants to purchase shares of Common Stock, may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

Since our Common Stock is a “penny stock,” a broker-dealer may find it more difficult to trade our Common Stock and an investor may find it more difficult to acquire or dispose of our Common Stock in the secondary market.

Our Common Stock is subject to the so-called “penny stock” rules. The United States Securities and Exchange Commission (“SEC”) has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. Since our Common Stock is a “penny stock,” a broker-dealer may find it more difficult to trade our Common Stock and an investor may find it more difficult to acquire or dispose of our Common Stock on the secondary market.

We may issue additional shares of our Common Stock, and investment in our company is likely to be subject to substantial dilution.

Stockholders’ interests in the Company will be diluted and stockholders may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are purchased. We are authorized to issue up to 2,000,000,000 (2 billion) shares of Common Stock. Our financing activities in the past focused on convertible note financing that requires us to issue shares of Common Stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of Common Stock that have a dilutive effect on our stockholders. We anticipate that at least a substantial portion of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock and so any investment in the Company will likely be diluted, with a resulting decline in the value of our Common Stock.

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

Our Common Stock trades on the OTC Pink Market

The OTC Pink Market is the lowest and most speculative of the three over-the-counter marketplaces, and securities on the OTC Pink Market are more thinly and infrequently traded due to the more limited ability of broker-dealers and stockholders to buy or sell such securities. Accordingly, the market for and liquidity of our Common Stock has been and is likely to continue to be significantly diminished, and our ability to raise capital would be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Item 3. Legal Proceedings

We are periodically subject to various pending and threatened legal actions and claims. See Note 9. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2022 for additional information regarding these matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Pink Market on December 31, 2022 under the symbol “RSPI”. The current quotations on the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of April 5, 2023, there were 125 stockholders of record of our Common Stock, and approximately 4,000 beneficial owners. The high and low sales prices for our Common Stock on December 31, 2022, as quoted on the OTC Pink Market, were $0.0029 and $0.0022, respectively, the last date of the fiscal year on which the Common Stock traded (972,326 shares of common stock).

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

During the fiscal year ended December 31, 2022, we did not repurchase any of our securities.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere in this document.

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from spinal cord injury (“SCI”), which are conditions that affect millions of people, and certain orphan disorders.. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

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

For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries, one of which was formed on January 11, 2023, to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

This restructuring plan is based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. The business unit focused on pharmaceutical cannabinoids is referred to as ResolutionRx and the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units.

(i)	ResolutionRx Ltd, which will hold our pharmaceutical cannabinoids platform, is as of January 11, 2023, a wholly-owned subsidiary of the Company, and is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

Management has begun to organize our ResolutionRx and EndeavourRx business units into two independent subsidiaries: (i) a ResolutionRx subsidiary has been formed and into which we intend to contribute our pharmaceutical cannabinoid platform and its related tangible and intangible assets and certain of its liabilities and (ii) an EndeavourRx subsidiary, into which we would contribute our part or all of our neuromodulator platform, including either or both the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

Management believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values through separate financing channels and making them more attractive for capital raising as well as for strategic transactions.

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful contract research, formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favorable to the Company.

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTC Pink Market listing, and low market capitalization as a result of our low stock price.

The formation on January 11, 2023 , of ResolutionRx Ltd, a public, unlisted Australian subsidiary, currently wholly-owned by the Company, provides potentially new opportunities to raise capital, particularly for the cannabinoid platform.

On January 27, 2023, ResolutionRx entered into a Term Sheet and Letter of Intent with Radium Capital. for a series of debt financings secured by the Australian Research and Development Tax Incentive (“R&DTI”), a tax credit or rebate available for the component of R&D activities that are qualified core and supporting activities. In the case of ResolutionRx, this is anticipated to be a 43.5% tax rebate, with up to, and at the discretion of ResolutionRx, 80% to be financed by Radium and collateralized by the rebate. The Company and ResolutionRx believe that this is one step taken in a series of anticipated transactions that will enable the debt and equity or equity-linked financing of ResolutionRx, to support its R&D efforts budgeted at approximately $16.5 million over the next approximately two and half years.

RespireRx intends to enter into a Master Services Agreement (“Master Services Agreement”) with ResolutionRx pursuant to which the Company will provide certain services to ResolutionRx for which the Company will be paid. See Note 10. Subsequent Events to our consolidated financial statements as of December 31, 2022 for more details about ResolutionRx.

On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement) with iNGENu CRO Pty Ltd (iNGENu), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s research and development (“R&D”) program, by conducting laboratory experiments to determine a final optimum dronabinol formulation, scaling up and manufacturing the chosen formulation for clinical use, preparing and submitting regulatory documents and designing and conducting clinical trials, including pharmacokinetic/pharmacodynamic, safety and pivotal efficacy studies. The Radium financing is intended to advance these programs which may make such programs more appealing to investors and strategic partners. See Note 10. Subsequent Events to our consolidated financial statements as of December 31, 2022 for more details about ResolutionRx.

On April 3, 2023,  the Company filed a Certificate of Designation, Preferences, Rights and Limitations of its Series I Preferred Stock (“Series I Certificate of Designation”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The filing of the Series I Certificate of Designation was approved by the Company’s Board of Directors. The Series I Certificate of Designation sets forth the preferences, rights and limitations of the Series I Preferred Stock, a brief summary of which is as follows:

The number of shares designated as Series I 8% Redeemable Preferred Stock (“Series I Preferred Stock”) is 3,500 (which is not subject to increase without the written consent of a majority of the holders (each a “Series I Holder”) of the Series I Preferred Stock or as otherwise set forth in the Certificate of Designation). The Series I Preferred Stock Par Value is $0.001 and the Series I Preferred Stock Stated Value is $100.00. The dividend rate is 8% per annum based on a 365 day year, payable in-kind.

Redemption shall happen upon the payment of a Series I “Eligible Payment” which takes place upon the occurrence of an Eligible Payment Event, as both terms are defined in the Certificate. The Series I Eligible Payment is calculated as the Series I Maximum Appreciated Price, which is $0.02, subject to certain adjustments (unless a lesser price is agreed by the Corporation and the Series I Holder) multiplied by the number of shares of Common Stock corresponding to the number of Series I Preferred Shares divided by the Series I Base Measurement Price ($0.0015), multiplied by the Series I Preferred Stock Stated Value. A Series I Eligible Payment Event shall include: (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $15,000,000.00, or (ii) any milestone payment with respect to research and development of at least $15,000,000.00, or (iii) receipt of royalties in any one year of at least $15,000,000.00 or (iv) any event resulting in the Company’s receipt of an amount deemed by the Company’s Board of Directors to be establish a Series I Eligible Payment Event. Certain Fundamental Transactions as defined in the Series I Certificate of Designation may be Series I Eligible Payment Events.

For a detailed description the Series Certificate of Designation and the Series I Preferred Stock to be issued, please refer to our Current Report on Form 8-K, filed with the SEC on April 6, 2023, including but not limited to Exhibit 3.1 to the Current Report of Form 8-K.

On April 5, 2023  entered into a securities purchase agreement (“Series I Purchase Agreement) as a first closing of a securities offering exempt from registration under federal securities laws, rules and regulation and those of the various states, with two individual accredited investors investing jointly (“Investors”). Pursuant to the terms of the Securities I Purchase Agreement, the investors invested $25,000 for 250 shares of Series I Preferred Stock. The Series I Purchase Agreement, the Certificate of Designation and the delivery of the Series I Preferred Stock was approved by the Company’s Board of Directors.

For a detailed description the Series I Purchase Agreement, please refer to our Current Report on Form 8-K, filed with the SEC on April 6, 2023, including but not limited to Exhibit 99.1 to the Current Report of Form 8-K.

On April 11, 2023, the Company’s Board of Directors authorized an amendment to the Company certificate of incorporation to establish a Series J 8% Voting, Participating, Redeemable Preferred Stock (Series J Certificate of Designation”). On April 12, 2023, the Company filed the Series J Certificate of Designation with the Secretary of State of the state of Delaware.

The Series J Certificate of Designation sets forth the preferences, rights and limitations of the Series J Preferred Stock, a summary of which is as follows:

The number of shares designated as Series J 8% Redeemable Preferred Stock (“Series J Preferred Stock”) is 15,000 (which is not subject to increase without the written consent of a majority of the holders (each a “Series J Holder”) of the Series J Preferred Stock or as otherwise set forth in the Series J Certificate of Designation). The Series J Preferred Stock Par Value is $0.001 and the Series J Preferred Stock Stated Value is $100.00. The dividend rate is 8% per annum based on a 365 day year, payable in-kind.

Redemption shall happen upon the payment of a Series J “Eligible Payment” which takes place upon the occurrence of a Series J Eligible Payment Event, as both terms are defined in the Series J Certificate. The Series J Eligible Payment is calculated as the Maximum Appreciated Price, which is closing price per share of Common Stock or its equivalent on the day that is the trading day on which an Series J Eligible Payment Event is publicly announced prior to the opening of financial markets, or the trading day following the public announcement of the Series J Eligible Payment Event if announced after the opening of the financial markets on the date of the Series J Eligible Payment Event (unless a lesser price is agreed by the Company and the Series I Holder) multiplied by the number of shares of Common Stock corresponding to the number of Series J Preferred Shares divided by the Series J Base Measurement Price ($0.006), subject to certain adjustments, multiplied by the Series J Preferred Stock Stated Value. A Series J Eligible Payment Event shall include: (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $20,000,000.00, or (ii) any milestone payment with respect to research and development of at least $20,000,000.00, or (iii) receipt of royalties in any one year of at least $20,000,000.00 or (iv) any event resulting in the Corporation’s receipt of an amount deemed by the Corporation’s Board of Directors to be establish a Series J Eligible Payment Event. Certain Fundamental Transactions as defined in the Series J Certificate of Designation may be Series J Eligible Payment Events.

Each share of Series J Preferred Stock shall be entitled to that number of votes, which shall be eligible to vote along with the Common Stockholders, or, as the case may be, when voting as a class, that is equal to one hundred (100x) times number calculated by dividing the number of shares of Series J Preferred Stock by the Base Measurement Price as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.

Upon any liquidation, dissolution or winding-up of the Company, no distribution shall be made to the holders of any shares of capital stock of the Company unless, prior thereto, the Series J Holders receive (i) an amount equal to 100% of the stated value, plus any accrued and unpaid dividends plus (ii) an amount equal to a pro rata portion of the Series J Eligible Payment Amount less the Series J Preferred Stock Stated Value paid pursuant to (i) above, plus (iii) the pro rata amount when considered with all outstanding shares of Common Stock and any securities that may be convertible into, exercisable for or exchanged for Common Stock that have similar rites, of any remaining distribution. The distribution shall result in a Redemption. If the assets of the Company are insufficient to pay in full such amounts due the Series J Holders or any holders of another class that is parri pasu with the Series J Holders (“Series J Pari Passu Holders”), then the entire assets shall be distributed ratably among the Series J Holders and Series J Pari Passu Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full and such distribution shall result in a Redemption. A Fundamental Transaction, or a Change of Control Transaction, each as defined in the Certificate, shall be deemed to be Liquidations.

On April 12, 2023, RespireRx entered into an exchange agreement and two exchange and settlement agreements with two executive officrs and one vendor collectively, the “Series J Settlement Agreements” and the executive officers and vendor are referred to herein as the “Series J Exchangers.”

Pursuant to the terms of the Settlement Agreements, the Company, in exchange for the issuance of Series J Preferred Stock to the Exchangers, the Exchangers exchanged or settled their rights to receive an aggregate of $570,000 of accrued compensation or debt, advances or other liabilities owed to them. The Series J Preferred Stock is transferrable to Affiliates as such term is defined in the Series J Certificate of Designation. The two executives immediately transferred all of their shares of Series J Preferred Stock to separate trusts of which each is separately the grantor and that are Affiliates of each. The vendor immediately transferred its shares to an individual Affiliate of the vendor..

The Settlement Agreements, the transfer requests and the Series J Certificate of Designation and the delivery of the Series J Preferred Stock was approved by the Company’s Board of Directors.

For a detailed description the Series J Certificate of Designation, the Series J Preferred Stock, the Settlement Agreements and the transfer letter agreements, please refer to our Current Report on Form 8-K, filed with the SEC on April 13, 2023, including but not limited to Exhibit 3.1 and Exhibit 99.1 through 99.6 to the Current Report of Form 8-K.

Recent Developments

University of Illinois at Chicago 2014 License Agreement Second Amendment

See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement in the notes to consolidated financial statements for the years ended December 31, 2022 and 2021, included in this report.

GRIA UIL collaboration

The Company entered into a material transfer agreement with University College London (UCL) as part of a collaborative research effort involving Dr. Ian Coombs and Prof. Mark Farrant, founder members of the GRIA Scientific Advisory Board of the CureGRIN Foundation (“CureGRIN”) and from the UCL Department of Neuroscience, Physiology, and Pharmacology. The UCL group, which also includes Prof, Stuart Cull-Candy F.R.S., has been awarded funding from CureGRIN, and will be working with the RespireRx research team to study the possibility of using CX1739, RespireRx’s lead clinical AMPAkine, for the treatment of a major class of GRIA disorders. GRIA Disorder refers to a family of rare genetic diseases caused by mutations in the AMPA glutamate receptor genes that cause either a loss or gain in the functioning of these receptors, which are the site of action of RespireRx’s AMPAkines and which play an important role in learning and memory as well as other critical biological functions.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 3-Summary of Significant Accounting Policies-Recent Accounting Pronouncements to the consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, included with this report.

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

Through the merger with Pier, the Company gained access to the 2007 License Agreement that Pier had entered into with the University of Illinois which was terminated effective March 21, 2013 and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the 2007 License Agreement and also included the assignment of rights to the University of Illinois, to certain patent applications filed by RespireRx. The 2014 License Agreement was amended on July 25, 2017 which first amendment was to extend certain timeframes. Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx-University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,00 payments by the Company to UIL are eliminated and the unpaid amount of $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. See Note 9. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement in our consolidated financial statement for the fiscal year ended December 31, 2022 for more details.

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

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 3 in the notes to consolidated financial statements as of December 31, 2022 for additional disclosures regarding our significant accounting policies.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and organizations (including research institutes at universities) and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs include salaries of our officers who also perform limited administrative duties for the Company. Management makes an allocation of those salaries to research and development based on estimates of time spent on those activities.

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative, including $351,600 and $1,104,226 to related parties for the years ended December 31, 2022 and 2021, respectively	$1,149,823	$1,857,085
Research and development, including $339,600 and $448,625 to related parties for the years ended December 31, 2022 and 2021, respectively	429,532	702,043

Total operating costs and expenses	1,579,355	2,559,128

Loss from operations	(1,579,355)	(2,559,128)

Gain on warrant exchange	-	1,099
Gain/(Loss) on settlement or modification of debt and other liabilities	100,000	62,548
Loss on note modification	(71,161)	-
Interest expense, including $13,536 and $12,289 to related parties for the years ended December 31, 2022 and 2021, respectively	(603,818)	(724,769)
Foreign currency transaction gain (loss)	51,614	75,410)

Net loss	(2,102,720)	(3,144,840)
Deemed dividends from warrant anti-dilution provisions	(1,870,273)	(378,042)
Net loss attributable to common shareholders	$(3,972,993)	$(3,522,882)

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	111,322,742	88,347,206

Years Ended December 31, 2022 and 2021

Revenues. During the years ended December 31, 2022 and 2021, the Company had no revenues.

General and Administrative. For the year ended December 31, 2022, general and administrative expenses were $1,149,823, a decrease of $707,262 as compared to $1,857,085 for the year ended December 31, 2021.

Salaries were $300,000 as compared to $839,900 for the year ended December 31, 2022 and December 31, 2021, respectively, a reduction of $539,900 as a result of the resignation an termination of our former President and Chief Executive Officer as of January 31, 2022. Associated with the reduction in salaries was a year-to-year reduction of $51,127 in employee benefits. Board of Directors fees were $30,000 for the year ended December 31, 2022 as compared to $60,000 for the year ended December 31, 2021, due to the resignation of single director effective July 31, 2022. Accounting expenses declined $15,462 to $204,543 for the year ended December 31, 2022 as compared to $220,005 for the year ended December 31, 2021 due to a lower utilization of accounting services. Stock-based compensation costs and fees included in general and administrative expenses were $0 for the year ended December 31, 2022, as compared to $28,000 for the year ended December 31, 2021, reflecting a decrease of $28,000. The decrease is the result of the fact that there were no stock option grants to general and administrative employees and consultants and service providers of the Company during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Legal fees for general corporate purposes were $36,798 for the year ended December 31, 2022 as compared to $250,950 for the year ended December 31, 2021, a decrease of $214,152 related to reduced utilization of legal services for general, non-financing related corporate matters. Legal fees associated with our filing of a Form 1-A offering statement and having it become qualified have been charged to miscellaneous general and administrative expenses in the amount of $177,883, during the fiscal year ended December 31, 2022 due to the lack of likelihood of completing the offering, having previously been recorded as a deferred financing cost, a current asset, on our consolidated balance sheet as of December 31, 2021. Insurance costs were $107,776 for the year ended December 31, 2022 as compared to $98,948 for the year ended December 31, 2021, an increase of $8,828, primarily as a result of an increase in the premium for our directors and officer liability insurance policy. Investor relations expenses increased $24,322 to $29,322 from $5,000 for the years ended December 31, 2022 and 2021, respectively due to the completion of one investor relations program in 2021 and the inception of a new digital media program in 2022. SEC filing and other expenses and OTC Market listing fees declined $19,677 totaling $16,245 for the year ended December 31, 2022 as compared to $35,921 for the year ended December 31, 2021 due primarily to a reduction in OTC Market listing fees upon downlisting from the OTC QB Venture Market to the OTC Pink Market. Our transfer agent fees declined $16,249 due to the fact that there was a non-recurring reverse stock split expense in January 2021 and no similar charge in 2022.

Research and Development. For the year ended December 31, 2022, research and development expenses were $429,532, a decrease of $272,511 as compared to $702,043for the year ended December 31, 2021, primarily associated with the completion in 2021 of a contract and consultant’s work associated with the development of new proprietary dronabinol formulations and the completion of a contract in 2021 with the University of Wisconsin as part of their outreach services associated with the production of active pharmaceutical ingredient in anticipation of the commencement of additional preclinical studies in our GABAkines program.

Gain or Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. There was a gain of $100,000 resulting from the modification of liabilities associated with the Second Amendment to the University of Illinois at Chicago 2014 License Agreement during the year ended December 31, 2022 as compared to a gain of $62,548 associated with the payment settlement agreement associated with a vendor agreement during the year ended December 31, 2021. Losses on convertible note modifications resulting from the issuance of incentive shares associated with certain waivers during the year ended December 31, 2022 were $71,161 with no similar losses during the year ended December 31, 2021.

Interest Expense. During the year ended December 31, 2022, interest expense was $603,818 (including $13,536 to related parties), a decrease of $120,951, as compared to $724,769 (including $12,289 to related parties) for the year ended December 31, 2021. The decrease in interest expense resulted primarily from the maturity and repayment by conversion in whole or in part of four convertible notes during the fiscal year ended December 31, 2021 aggregating principal amounts of $317,500 offset in part, by the establishment of four new, generally smaller convertible notes during the year ended December 31, 2022. Also included in interest expense is the amortization of note discounts.

Foreign Currency Transaction Gain. The foreign currency transaction gain was $51,614 for the year ended December 31, 2022, as compared to a foreign currency transaction gain of $75,410 for the year ended December 31, 2021. The foreign currency transaction loss or gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2022, the Company incurred a net loss of $2,102,720 and a net loss attributable to common shareholders of $3,972,993 (after deemed dividends), as compared to a net loss of $3,144,840 and a net loss attributable to commons shareholders of $3,522,882 (after deemed dividends) for the year ended December 31, 2021.

Liquidity and Capital Resources

Working Capital and Cash

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,102,720 for the fiscal year ended December 31, 2022 and $3,144,840 for the fiscal year ended December 31, 2021, and negative operating cash flows of $143,905 and $956,172 for the fiscal years ended December 31, 2022 and 2021 respectively. The Company had a stockholders’ deficiency of $11,880,320 as of December 31, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has convertible notes outstanding with principal and accrued interest amounts otalling $1,269,622, all but $109,345 has already matured and the $109,354 matures on May 31, 2023. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” below).

At December 31, 2022, the Company had a working capital deficit of $11,706,321, as compared to a working capital deficit of $9,713,758 at December 31, 2021, reflecting an increase in the working capital deficit of $1,992,563 for the fiscal year ended December 31, 2022. This increase is comprised of an increase in total current liabilities of $1,806,606, and a decrease in current assets of $185,957. The increase in total current liabilities consists of a net increase in accounts payable and accrued expenses of $488,623, an increase in accrued compensation and related expenses of $687,300, an increase in convertible notes payable of $468,162 inclusive of accrued interest, a decrease in the note payable to SY Corporation inclusive of accrued interest of $3,641 an increase in notes payable to officers and former officers and advances from officers of $144,978 and an increase in other short-term notes payable of $662.

At December 31, 2022, the Company had cash aggregating $87 as compared to $1,398 at December 31, 2020, reflecting a decrease in cash of $1,311 during the fiscal year ended December 31, 2022.

Operating Activities

For the fiscal year ended December 31, 2022, operating activities utilized cash of $143,905 as compared to utilizing cash of $956,172for the fiscal year ended December 31, 2021, to support the Company’s ongoing operations and research and development activities.

Financing Activities

For the fiscal year ended December 31, 2022, financing activities consisted of net proceeds from convertible note financings of $95,000 net of original issue discounts and $117,733 from new officer advances and $89,735 with respect to financing of a new directors and officers insurance policy and other insurance policies, net of repayments.

On April 11, 2023, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to establish Series J 8% Voting, Participating, Redeemable Preferred Stock which was filed with the Secretary of State of the State of Delaware on April 12, 2023. The Company issued 5,700 of Series J Preferred Stock with respect to $570,000 of forgiven or exchanged accounts payable, advances by officers and others to company, debt, other liabilities and accrued but unpaid compensation. The shares of Series J Preferred Stock are not convertible into Common Stock. For additional information about the Certificate of Designation of Series J Preferred Stock, the Series J Preferred Stock, the exchange and exchange and settlement agreements and the transfer letter agreements, see our Current Report on Form 8-K filed with the SEC on April 13, 2023, including but not limited to Exhibit 3.01 and Exhibit 99.1 through Exhibit 99.6.

On April 5, 2023  entered into a securities purchase agreement (“Series I Purchase Agreement) as a first closing of a securities offering exempt from registration under federal securities laws, rules and regulation and those of the various states, with two individual accredited investors investing jointly (“Investors”). Pursuant to the terms of the Securities I Purchase Agreement, the investors invested $25,000 for 250 shares of Series I 8% Redeemable Preferred Stock (“Series I Preferred Stock”). The Series I Preferred Stock is redeemable upon the occurrence of certain events defined in the Certificate of Designation of Preferences, Rights and Limitations of Series I 8% Redeemable Preferred Stock (“Certificate of Designation”) and is not convertible into Common Stock.The Series I Purchase Agreement, the Certificate of Designation and the delivery of the Series I Preferred Stock was approved by the Company’s Board of Directors.

On April 3, 2023,  the Company filed a Certificate of Designation, Preferences, Rights and Limitations of its Series I Preferred Stock (“Series I Certificate of Designation”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The filing of the Series I Certificate of Designation was approved by the Company’s Board of Directors.

For a more detailed description of the Series J Preferred Stock and Series I Preferred Stock, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Our Platforms in this report as well as our Current Reports on Form 8-K, including all exhibits filed with the SEC on April 13, 2023 and April 6, 2023, respectively.

Effective August 22, 2022, the Company and three investors entered into three separate securities purchase agreements and the Company issued to those three investors, three separate convertible notes in the aggregate amount of $111,111 and subject to original issue discount of $11,111. The Company received $100,000 in the aggregate upon completion of the closings. The notes carry interest at 10% per annum which interest is guaranteed during the term of the notes which matures on May 31, 2023. The notes inclusive of accrued interest are repayable in full at maturity or may be converted at any time until maturity at a conversion price of $0.0015 per share of Common Stock. In addition, the Company and the three investors entered into three separate registration rights agreements similar to those associated with prior convertible notes.

On April 14, 2022, the Company and a single investor entered into a securities purchase agreement the pursuant to which the investor provided $25,000 to the Company in return for a convertible promissory note with a face amount of $27,778 (which difference in value is due to an original issue discount of $2,778), and a common stock purchase warrant exercisable for five years at an exercise price of $0.01 per share on a cash or cashless basis, to purchase up to 2,777,800 shares of the Company’s common stock, par value $0.001 which was later adjusted to an exercise price of $0.0015 and 18,518,667 shares of Common Stock due to most favored nation provisions and the later issuance of the August 22, 2022 notes described below. In addition, the Company and the investor entered into a piggy-back registration rights agreement. The note contains “blocker provisions” such that no conversion would result in ownership of more than 4.99% of the Company’s then outstanding Common Stock. The note and the warrant each contain reserve requirements.

The Note obligated the Company to pay by April 14, 2023 a principal amount of $27,778 together with interest at a rate equal to 10% per annum. The first twelve months of interest, equal to $2,778, is guaranteed and earned in full as of the effective date. The amount due were not paid on April 14, 2023. The Company has not received a default notice from the investor.

The Company periodically issues convertible notes with similar characteristics. As described above and in the table in Note 4. Notes Payable – Convertible Notes Payable in our consolidated financial statements for the fiscal year ended December 31, 2022 elsewhere in this report.

The RespireRx and ResolutionRx may continue to engage in equity, equity-linked, non-convertible note or debt, or convertible note or other forms of debt or hybrid financings, private placements of equity that are exempt from registration under federal and state securities laws rules and regulations or similar laws, rules and regulations in Australia or other countries, equity lines of credit, public offerings of securities and other forms of finance. The RespireRx and ResolutinRx will continue to consider additional forms of debt, equity and strategic partner financing throughout 2023.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,102,720 and $3,144,840 for the fiscal years ended December 31, 2022 and 2021, respectively, and negative operating cash flows of $143,905 and $956,172 for the fiscal years ended December 31, 2022 and 2021, respectively. The Company also had a stockholders’ deficiency of $11,880,320 at December 31, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to nine convertible notes outstanding, $904,439 maturity amount inclusive of accrued interest which have matured, but for which no notices of default have been received which must be paid or converted. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee, but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities and liabilities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs and in that regard, has formed an Australian subsidiary, ResolutionRx. See Note 10. Subsequent Events. In addition to the formation of ResolutionRx, such changes could include additional significant reorganizations, which may include the formation of one or more additional subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Effective January 31, 2022, Dr. Lippa was appointed as RespireRx’s Interim President and Interim Chief Executive Officer. Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer. See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2021. See Note 10. Subsequent Events to the consolidated financial statements as of December 31, 2022.

Jeff E. Margolis currently serves as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Margolis also serves on the Company’s Board of Directors. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2022.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014. The 2014 License Agreement was amended by the first amendment on July 25, 2017 to extend certain timeframes. Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx -University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,00 payments by the Company to UIL are eliminated and the unpaid amount of $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. See Note 9. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement for more details.

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which was subsequently assigned by Noramco to its subsidiary, Purisys LLC. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Normaco Inc. – Dronabinol Development and Supply Agreement to the consolidated financial statements as of December 31, 2022.

UWM Research Foundation

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property. Note 9. Commitments and Contingencies – Significant Agreements and Contracts – UWMRF Patent License Agreement to the consolidated financial statements as of December 31, 2022.

Off-Balance Sheet Arrangements

At December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Our management, consisting of our Chief Executive Officer, our Chief Scientific Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2022 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2022, primarily due to a lack of segregation of duties given the Company’s limited number of employees resulting in management’s conclusion that our internal control over financial reporting was not effective at December 31, 2022.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Director Since	Principal Occupation

Arnold S Lippa, Ph.D.	76	2013	Interim President and Interim Chief Executive Officer (as of February 8, 2022) and Chief Scientific Officer and Chairman of the Board of the of Directors

Jeff E. Margolis	67	2013	Senior Vice President, Chief Financial Officer, Treasurer and Secretary and a Director of the Company and President of Aurora Capital LLC, an investment banking and securities brokerage firm

Joseph Siegelbaum	75	2023	Director of the Company and retired partner of the law firm, Goodwin Procter LLP

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

Joseph Siegelbaum: Mr. Siegelbaum was a partner at the law firm of Goodwin Procter LLP in New York, NY from 2000 until his retirement at the end of 2021. Before that he was the co-founder and Managing Partner at the law firm of Friedman Siegelbaum in Roseland, NJ from 1977 to 2000. He served as a member of the Board of Directors and President of the New York March of Dimes from 2004 through 2022. Mr. Siegelbaum also served as a member of the Board of Directors of Oxfam America from 2018 through 2021. He is a graduate of Franklin & Marshall College and Rutgers Law School, where he was Articles Editor of the Rutgers Law Review.

We believe Mr. Siegelbaum’s qualifications to serve on our Board include his legal background as well as his knowledge of biopharmaceutical industry gained through his services to clients in the biotechnology, pharmaceutical and biopharmaceutical industry.

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2022, each of our executive officers except David Dickason and Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Commitments – Employment Agreements” for information on the term of service for each of Dr. Lippa and Mr. Margolis. Mr. Dickason has provided his services to the Company on a month-to-month basis pursuant to a consulting agreement with the Company and did not provide any services during the fiscal year ended December 31, 2022. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc. for a monthly fee and did not provide any services during the fiscal year ended December 31, 2022. Additional information with respect to shares of Common Stock or stock options that have been issued to Mr. Dickason and Mr. Purcell is provided at Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements in the Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2022 and 2021, included with this report.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2022 were made on a timely basis, except for any Form 3 or Form 4 that may be required for any of the beneficial holders, other than officers and directors listed in Item 12.

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

Summary Compensation Table for 2022

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Arnold S. Lippa, Ph.D. Interim President, Interim Chief Executive Officer	2022	339,600	-	-	-	339,600
and Chief Scientific Officer	2021	339,600	-	-	-	339,600

Timothy L. Jones, Former Chief Executive	2022	-	-	-	-	-
Officer and President	2021	322,350	200,000	-	-	522,350

Jeff E. Margolis Senior Vice President,	2022	321,600	-	-	-	321,600
Chief Financial Officer, Treasurer and Secretary	2021	321,600	-	-	-	321,600

(1)	The 2022 and 2021 salary amounts in the table above reflect contractual salary amounts plus employee benefits. There were no bonuses, stock or stock option awards or other compensation during the years ended December 31, 2022 and 2021.

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

Narrative to Summary Compensation Table

No accruals for cash compensation or bonuses were accrued for Mr. Jones in 2022 pursuant to the terms of his termination and separation agreement. In 2021, the Company accrued a cash bonus of $200,000 for Mr. Jones in accordance with the terms of his employment contract. Effective January 31, 2022, Mr. Jones resigned as the Company’s President and Chief Executive Officers and as a member of the Company’s Board of Directors. On February 8, 2022, Dr. Lippa was appointed as the Company’s Interim President and Interim Chief Executive Officer while continuing as the Company’s Chief Scientific Officer and Executive Chairman of the Board of Directors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Commitments-Employment Agreements for more information about the compensation terms under the employment agreements of Mr. Jones, Dr. Lippa and Mr. Margolis.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards at December 31, 2022, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy L. Jones	1,700,000	0	0	0.072	7/31/25
Arnold S. Lippa	55,959	0	0	14.500	12/9/27
Jeff E. Margolis	38,868	0	0	14.500	12/9/27

At December 31, 2022, there were 1,794,827 options outstanding to named executive officers all of which were vested.

OPTION EXERCISES AND STOCK VESTED FOR 2022

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock during the year ended December 31, 2022. There were no unvested option awards as of December 31, 2022. At December 31, 2022, there were options and warrants exercisable into 21,292,192 shares of Common Stock outstanding to named executive officers of which 118,247 shares were related to options and all of which had vested having exercise prices ranging from $0.14.50 to $73.77 per share for shares of Common Stock and 21,173,945 were issuable upon exercise of the warrants having exercise prices ranging from $0.07 to $15.75 per share for shares of Common Stock.

Employment Agreements – Termination or Change in Control

Two of the Company’s named executive officers, Arnold S. Lippa, Ph.D. and Jeff E. Margolis (each an “Executive”), entered into employment agreements with the Company on May 06, 2020 and August 18, 2015 Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed May 6, 2020 and August 19, 2015. The employment agreements that would have terminated on September 30, 2018 for Dr. Lippa and Mr. Margolis, were automatically extended for periods of one year pursuant to the terms of such agreements on September 30, 2020 and 2021. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control. Effective as of January 31, 2022, the Company and Mr. Timothy L. Jones entered into an Employment Termination and Separation Agreement on February 8, 2022, and the Company disclosed this agreement as well as Mr. Jones’ resignation letter as exhibits on a Current Report on Form 8-K filed on February 11, 2022. Mr. Jones’ termination was not for cause.

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

The Company entered into an agreement with DNA Healthlink, Inc. effective on October 15, 2014 pursuant to which, Richard Purcell, the fourth named executive officer, was to serve as the Company’s Senior Vice President of Research and Development on a month-to-month basis at the rate of $12,500 per month. Mr. Purcell did not provide such services during the fourth quarter of 2020, provided limited services on a per hour basis during 2021 and did not provide services in 2022. On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548 in 2021. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments since then.

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

There were no option grants to Kathryn MacFarlane during 2022 and 2021and Ms. MacFarlane resigned on July 31, 2022. During 2022 and 2021 Ms. MacFarlane earned $30,000 and $60,000 in cash compensation, however, such amounts have not yet been paid.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2022. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Kathryn MacFarlane	30,000		-	30,000

(1)	No options were issued during the fiscal year ended December 31, 2022.
(2)	$15,000 per quarter was earned by our non-employee member of the board of directors and $0 earned during the quarter of resignation. .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 11, 2023, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of Common Stock that a person has a right to acquire within sixty (60) days of April 11, 2023 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group. The total number of shares of Common Stock outstanding as of April 11, 2023 was 144,326,672.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders(a)	Amount and Nature of Beneficial Ownership		Percent of Class

Arnold Lippa Family Trust of 2007	57,511,542	(b)	37.01%

Jeff Margolis Trusts	55,887,559	(c)	36.16%

Directors and Officers:

Jeff E. Margolis	55,887,559	(c)	36.16%

Arnold S. Lippa, Ph.D.	-		0.00%

Joseph Siegelbaum	-	(d)	0.00%

Richard Purcell	517,691	(e)	0.36%

David Dickason	200,000	(f)	0.14%

Marc Radin	30,254,840	(g)	20.52%

All directors and current executive officers as a group (5 persons)	102,655,076		28.17%

(a)	Except as otherwise indicated, each individual or entity has, or is entitled to have within 60 days of April 12, 2023, sole voting or dispositive power with respect to the shares reported as beneficially owned.

(b)	Dr. Lippa is neither the trustee nor the beneficiary of the Arnold Lippa Family Trust of 2007 (the “Lippa Trust”). Morgen Krisch, Dr. Lippa’s daughter, and her two sons are beneficiaries of the Lippa Trust. These holdings include 11,461,716 shares of Common Stock, options to purchase 66,419 shares of Common Stock, warrants exercisable into 10,983,407 shares of Common Stock and 2,100 shares of Series J Preferred Stock that are not convertible into Common Stock but which have 35,000,000 votes. The address of the Lippa Trust is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(c)	Mr. Margolis’ holdings are directly held by six trusts, three of which Mr. Margolis is the trustee and the balance of which Mr. Margolis’ spouse is the trustee (the “Margolis Trusts”). These holdings include 10,645,193 shares of Common Stock, options to purchase 51,828 shares of Common Stock, warrants exercisable into 10,190,538 shares of Common Stock and 2,100 shares of Series J Preferred Stock that are not convertible into Common Stock but which have 35,000,000 votes. The address of the Margolis Trusts is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(d)	Joseph Siegelbaum does not own any shares of Common Stock, options or warrants to purchase shares of Common Stock or Series J Preferred Stock.

(e)	Mr. Purcell’s holdings include 615 shares of Common Stock and options to purchase 517,076 shares of Common Stock.

(f)	Mr. Dickason’s holdings include options to purchase 200,000 shares of Common Stock.

(g)	Mr. Radin’s holdings include 2,126,389 shares of Common Stock, warrants to purchase 2,119,679 shares of Common Stock and options to purchase 1,008,772 shares of Common Stock and 1,500 shares of Series J Preferred Stock that are not convertible into Common Stock but which have 25,000,000 votes. Mr. Radin’s holdings include any shares that may be owned in an individual retirement account held by him or his spouse. Mr. Radin is not a director or an executive officer of the Company.

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

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,564	$64.025	6,325

Equity compensation plans not approved by security holders (including non-plan options)	9,197,792	$0.582	13,670,110

Total	9,199,356	$0.592	13,676,435

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2022, ther were no independent directors due as that term is defined under Section 803 of the NYSE Amex Company Guide (“Section 803”). As noted above, as of December 31, 2022, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors. Dr. Lippa, Mr. Jones and Mr. Margolis are not “independent directors” as defined above. On March 22, 2023, Mr. Joseph Siegelbaum was appointed to the board of directors as an “independent director” as that term is defined under Section 803.

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

During the fiscal year ended December 31, 2022, Arnold S. Lippa, the Company’s Interim President and Interim Chief Executive Officer (as of February 8, 0222) and the Company’s Chief Scientific Officer and Executive Chairman extended credit to the Company in the aggregate amount of $117,733,. The total balance of advances due to Dr. Lippa as of December 31, 2022 is $226,393 and has been accounted for by the Company as an advance by Dr. Lippa payable on demand. Dr. Lippa has advanced certain patent related amounts during 2022. The proceeds of these advances were to make payments to the Company’s auditors, patent counsel and payments due with respect to an insurance premium that had been financed. See also Note 4. Notes Payable to our consolidated financial statements as of December 31, 2022.

Item 14. Principal Accountant Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2022 and 2021.

	2022	2021
Audit Fees(1)	$117,000	$122,800
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	7,500
Total	$117,000	$130,300

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above, including fees for consents and work related to registration statements, if any.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Accounting for Complex Debt Transactions

Critical Audit Matter Description

During the year ended December 31, 2022, the Company entered into several convertible notes payable that included original issue discounts, conversion features, and warrants. The proceeds of the convertible notes payable are allocated to the components of the convertible debt instrument in accordance with ASC 470-20, Debt with Conversion and Other Options. Management used the Black-Scholes option-pricing model to estimate the fair value of any warrants issued with the convertible notes, and allocated the proceeds to the warrants and the debt host based on a relative fair value basis. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Risk-free interest rate;
●	Expected share price volatility;
●	Expected dividend yield; and
●	Contractual life of the award.

Given the significant estimates involved in determining the individual components of the debt instrument and the related debt discounts resulting from the relative fair value calculation for the warrants and equity characteristics of the conversion features, the related audit effort in evaluating management’s estimates in determining those items was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over management’s process to determine the individual components of the debt instrument and the methodology to calculate the relative fair value of the warrants in accordance with the applicable accounting standards. This also included assessing how management develops each of the estimates for the inputs to the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the management’s estimates utilized in the Black-Scholes option-pricing model for valuing the warrants:

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

We also reviewed management’s relative fair value calculation used to determine the components of the debt instrument and the values assigned to each as follows:

■	We obtained a copy of the convertible debt agreement to understand its terms, noting management properly identified the components of the debt instrument.
■	We agreed the proceeds of the notes to deposits in the banking records.
■	We evaluated the accounting methodology to assign values to the individual debt components determining it was consistent with the applicable accounting standards.
■	We agreed the fair value assigned to the warrants to the fair value calculated using the Black-Scholes option-pricing model.
■	We recalculated the relative fair value assigned to the warrants and host debt instrument.

Classification of Research and Development Costs for Salaries

Critical Audit Matter Description

During the year ended December 31, 2022, the Company allocated 100% of the compensation for its Chief Scientific Officer and Interim Chief Executive Officer as research and development expenses, which is a significant component of the Company’s overall research and development expenses for the year.

Given the subjective determination of the estimate to allocate the costs as research and development expense and whether his activities constituted research and development costs as defined within the accounting literature, the related audit effort in evaluating management’s estimates in determining those activities was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the duties and activities of the Chief Scientific Officer and Interim Chief Executive Officer, including what other personnel perform general and administrative tasks of the Company. We applied the following audit procedures related to the testing of management’s determination that 100% of this compensation qualifies as research and development expenses:

●	Obtained a written memorandum signed by the Chief Scientific Officer and Interim Chief Executive Officer that describes his research and development activities during the year, which provided examples of these activities and any time incurred on general and administrative duties as deminimus.
●	We examined documentation provided as examples of the research and development activities and evaluated the examples of research and development expenditures to determine they are consistent with the accounting literature to qualify as research and development expenses.
●	Confirmed with the other principal officer of the Company that his services provided all general administrative services for the Company.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2004.

Irvine, California

April 17, 2023

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$88	$1,398
Deferred financing costs	-	177,883
Prepaid expenses	22,693	29,456

Total current assets	22,781	208,737

Total assets	$22,781	$208,737

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $725,618 and $483,195 payable to related parties at December 31, 2022 and 2021, respectively	$5,724,390	$5,235,767
Accrued compensation and related expenses	3,296,008	2,608,708
Convertible notes payable, currently due and payable on demand, including accrued interest of $327,881 and $151,391 at December 31, 2022 and 2021, respectively, (of which $58,934, including accrued interest of $39,525, was the subject of notices of default at December 31, 2022) (Note 4)	1,258,315	790,153
Note payable to SY Corporation, including accrued interest of $507,330 and $459,358 at December 31, 2022 and 2021, respectively, payment obligation currently in default (Note 4)	833,463	837,104
Notes and advances payable to officers, including accrued interest of $71,292 and $59,006 at December 31, 2022 and 2021, respectively (Note 4)	375,334	230,356
Notes payable to former officer, including accrued interest of $98,144 and $77,622 as of December 31, 2022 and December 31, 2021, respectively (Note 4)	225,744	205,222
Other short-term notes payable	15,847	15,185

Total current liabilities	11,729,101	9,922,495

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements, including long-term accounts payable due to affiliates of $294,000 and $0 as of December 31, 2021 and 2020 respectively (Note 5)	174,000	294,000

Total long-term liabilities	174,000	294,000

Total liabilities	11,903,101	10,216,495

Commitments and contingencies (Note 9)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 125,544,276 and 97,894,276 at December 31, 2021 and 2020, respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	125,544	97,894
Additional paid-in capital	164,030,289	163,827,781
Accumulated deficit	(176,057,856)	(173,955,136)

Total stockholders’ deficiency	(11,880,320)	(10,007,758)

Total liabilities and stockholders’ deficiency	$22,781	$208,737

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative, including $351,600 and $1,104,226 to related parties for the years ended December 31, 2022 and 2021, respectively	$1,149,823	$1,857,085
Research and development, including $339,600 and $448,625 to related parties for the years ended December 31, 2022 and 2021, respectively	429,532	702,043

Total operating costs and expenses	1,579,355	2,559,128

Loss from operations	(1,579,355)	(2,559,128)

Gain on warrant exchange	-	1,099
Gain on settlement or modification of debt and other liabilities	100,000	62,548
Loss on note modification	(71,161)
Interest expense, including $13,536 and $12,289 to related parties for the years ended December 31, 2022 and 2021, respectively	(603,818)	(724,769)
Foreign currency transaction gain (loss)	51,614	75,410)

Net loss	(2,102,720)	(3,144,840)
Deemed dividends from warrant anti-dilution provisions	(1,870,273)	(378,042)
Net loss attributable to common shareholders	$(3,972,993)	$(3,522,882)

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	111,322,742	88,347,206

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2022 and 2021

	Series B and
	Series H Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)

Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-	-	-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	3,553,000	3,553	66,935	-	70,488
Issuance of Common Stock upon conversion of Convertible Notes	-	-	16,625,557	16,625	315,885	-	332,510
Stock-based compensation	-	-	-	-	58,750	-	58,750
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Gain on warrant exchange	-	-	-	-	(1,099)	-	(1,099)
Issuance of notes payable with beneficial conversion features, other note discounts, warrant, and/or commitment shares	-	-	-	-	675,063	-	675,063
Issuance of common stock upon cashless warrant exercise	-	-	2,844,680	2,845	(2,845)	-	-
Net loss	-	-	-	-	-	(3,144,840)	(3,144,840)
Balance at December 31, 2021	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Warrant value for issuance of convertible notes					13,158		13,158
Issuance of common stock upon conversion of convertible notes			21,700,000	21,700	195,300		217,000
Issuance of common stock upon cashless exercise of warrants			5,950,000	5,950	(5,950)		-
Net loss						(2,102,720)	(2,102,720)
Balance at December 31, 2022	37,500	$21,703	125,544,276	$125,544	$164,030,289	$(176,057,856)	$(11,880,320)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,102,720)	$(3,144,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to convertible notes payable	390,911	552,787
Stock-based compensation and fees included in -
General and administrative expenses	-	28,000
Research and development expenses and vesting options	-	30,750
Equity based conversion fees	2,000	-
Deferred financing costs	177,883	-
Gain on warrant exchange	-	(1,099)
Gain on settlement or modification of debt or other liabilities	(100,000)	-
Loss on modification of convertible notes	71,161	-
Foreign currency transaction loss (gain)	(51,614)	(75,410)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses and advanced clinical research payments	102,614	2,197
Deferred financing costs	-	(177,883)
Increase (decrease) in -
Accounts payable and accrued expenses	482,282	605,820
Accrued compensation and related expenses	687,300	1,067,899
Accrued interest payable	196,278	155,607
Net cash used in operating activities	(143,905)	(956,172)

Cash flows from financing activities:
Proceeds from convertible note borrowings	120,000	823,869
Proceeds from sale of Common Stock	-	117,299
Borrowings on short-term notes payable, net of repayments	(95,188)	10,577
Proceeds from officer notes	117,783	5,000
Net cash provided by financing activities	142,595	956,745
Cash and cash equivalents:
Net increase (decrease)	(1,310)	573
Balance at beginning of period	1,398	825
Balance at end of period	$88	$1,398

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$12,720	$8,653

Non-cash financing activities:
Shares issued with conversion of debt	$217,000	$332,510
Commitment shares/warrants issued with debt financing	$13,158	$70,488
Cashless warrant exercises	$5,950	$2,845
Amortization of deferred financing costs	$-	$52,609
Accounts payable and accrued expenses extinguished with common stock options	$-	$35,000
Conversion of accounts payable to long-term liabilities	$120,000	$294,000
Issuance of warrants with convertible notes or as deemed dividend associated with most-favored nation provisions of convertible notes	$1,870,273	$323,096
Debt discounts established for convertible notes	$13,334	$351,967
Increase in principal amount of convertible note	-	13,000
Conversion of accounts payable to officer notes payable to officer	$13,659	$-
Insurance policies	$95,850	$100,215

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

On January 11, 2023, RespireRx formed what is initially a wholly-owned subsidiary, ResolutionRx Ltd (“ResolutionRx”), an unlisted public company in Australia into which the Company is in the process of contributing its cannabinoid platform described below. See Note 10. Subsequent Events.

Basis of Presentation

The consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise).

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signalling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be contributed to what could be, wholly-owned subsidiaries, joint ventures or sub-licenses, or even sold and has initiated efforts to do so.

In order to facilitate our business activities and product development and to set up its programs for development by subsidiaries, partnering or sale, the Company has implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. As of January 11, 2023, the the Company formed ResolutionRx Ltd, initially a wholly-owned subsidiary focused on pharmaceutical cannabinoids and EndeavourRx, a the business unit focused on neuromodulators. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two.

(i)	ResolutionRx, our pharmaceutical cannabinoids subsidiary is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications. See Note10. Subsequent Events.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

Like ResolutionRx, which as of January 11, 2023, was organized as a wholly-owned subsidiary, of the Company, management also intends to organize our EndeavourRx business unit, in part or in whole, into a subsidiary which would conduct research and development of our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

The Company’s business development efforts (licensing, sub-licensing, joint venture and other commercial structures), if successful, would represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, seeking transactions with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful clinical development, formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that, if it does, the terms will be favorable to the Company.

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

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, seeking to transact with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful formulation or manufacturing capabilities, significant subject matter expertise and financial resources. We believe that some or all of our assets should be licensed, sub-licensed, joint ventured or even sold and have initiated efforts to do so. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favorable to the Company.

On January 11, 2023, the Company established ResolutionRx Ltd, initially a wholly-owned subsidiary of RespireRx, as an unlisted public company in Australia an. On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement) with iNGENu CRO Pty Ltd (iNGENu), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s research and development (“R&D”) program, by conducting laboratory experiments to determine a final optimum dronabinol formulation, scaling up and manufacturing the chosen formulation for clinical use, preparing and submitting regulatory documents and designing and conducting clinical trials, including pharmacokinetic/pharmacodynamic, safety and pivotal efficacy studies. In addition, on January 27, 2023 ResolutionRx entered into a letter of intent and term sheet with Radium Capital (“Radium”) for a series of debt financings secured by the Australian Research and Development Tax Incentive (“R&DTI”), a tax credit or rebate available for the component of R&D activities that are qualified core and supporting activities. In the case of ResolutionRx, this is anticipated to be a 43.5% tax rebate, with up to, and at the discretion of ResolutionRx, 80% to be financed by Radium and collateralized by the rebate. The Company and ResolutionRx believe that these are two of the first steps taken in a series of anticipated transactions that will enable the debt and equity or equity-linked financing of ResolutionRx, to support its R&D efforts over the next approximately two and half years. RespireRx is in the process of entering into a Master Services Agreement (“Master Services Agreement”) with ResolutionRx pursuant to which the Company will provide certain services to ResolutionRx for which the Company will be paid. See Note 10. Subsequent Events for more details about ResolutionRx.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,102,720 and $3,144,840 for the fiscal years ended December 31, 2022 and 2021, respectively, and negative operating cash flows of $143,905 and $956,172 for the fiscal years ended December 31, 2022 and 2021, respectively. The Company also had a stockholders’ deficiency of $11,880,320 at December 31, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to nine convertible notes outstanding, $904,439 maturity amount inclusive of accrued interest as of December 31, 2022 which have matured, but for which no notices of default have been received which must be paid or converted. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee, but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities and liabilities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs and in that regard, has formed an Australian subsidiary, ResolutionRx. See Note 10. Subsequent Events. In addition to the formation of ResolutionRx, such changes could include additional significant reorganizations, which may include the formation of one or more additional subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, if any, including legal fees, are deferred until the related financing is either completed or abandoned.

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

Extinguishment of Debt and Settlement or Modification of Liabilities

The Company accounts for the extinguishment of debt and settlement or modification of liabilities by comparing the carrying value of the debt or liability to the value of consideration paid or assets given up and recognizing a loss or gain in the consolidated statement of operations in the amount of the difference in the period in which such transaction occurs.

Prepaid Insurance

Prepaid insurance represents the premium paid for directors’ and officers’ insurance as well as the amount paid or incurred for office-related insurances and clinical trial coverage. Prepaid insurance premiums are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized over the twelve month period of each policy to the Company’s consolidated statement of operations for each reporting period.

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

As of December 31, 2022, there were stock option grants exercisable into 9,199,356 shares of common stock granted to two officers and one former officer, the two officers also being directors (one officer, who was also a director resigned effective January 31, 2022, but still retains the options which were fully vested), one director who was not an officer, consultants and other vendors. Certain stock options granted were subject to vesting schedules. As of December 31, 2022 and 2021, all stock options were fully vested and there were no new grants of stock options during the fiscal year ended December 31, 2022. The Black-Scholes value of vested stock options granted during the fiscal year ended December 31, 2021 was $39,500, of which $35,000 were options in payment of accounts payable and the Black-Scholes value of options granted during the fiscal year ended December 31, 2020 that vested during the fiscal year ended December 31, 2021 was $54,250.

There were no stock options requiring an assessment of fair value during the fiscal year ended December 31, 2022. For stock options requiring an assessment of fair value during the fiscal year ended December 31, 2021 the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

2021

Risk-free interest rate	1.24%
Expected dividend yield	0%
Expected volatility	189.33%
Expected life at date of issuance	5

The expected life for stock options requiring an assessment of fair value during the fiscal year ended December 31, 2021 is estimated to be equal to the term of the common stock options issued in 2021.

The Company recognizes the fair value of stock-based awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the fiscal years ended December 31, 2022 and 2021.

Warrants exercisable into 256,926,748 shares of Common Stock with a value of $590,932 were issued and repriced due to most-favored-nation (“MFN”) provisions during the fiscal year ended December 31, 2022. During the fiscal year ended December 31, 2021 warrants exercisable into 380,568 shared of Common Stock with a value of $16,200 were issued to a placement agent. There were no warrants issued as compensation or for services during the fiscal years ended December 31, 2022 requiring such assessment. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

For warrants requiring an assessment of fair value during the fiscal years ended December 31, 2022 and 2021 the fair value of each warrant was estimated using the Black-Scholes option-pricing model using the following assumptions:

	2022	2021

Risk-free interest rate	2.79-3.99%	0.80-1.02%
Expected dividend yield	0%	0%
Expected volatility	204.46-229.09%	192.64-353.06%
Expected life at date of issuance	5	5

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

As of December 31, 2022, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during year ended December 31, 2022 and December 31, 2021 of $1,972,995 and $378,042, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Loss per common share is computed by dividing net loss attributable of common stockholders by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2022 and 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2022	2021
Series B convertible preferred stock	1	1
Convertible notes payable	641,341,808	48,173,552
Common stock warrants	419,683,183	59,420,298
Common stock options	9,199,356	9,306,368
Total	1,070,224,348	116,900,219

Reclassifications

Certain comparative figures in 2022 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

4. Notes Payable

Convertible Notes Payable

The table below summarizes all convertible notes outstanding as of December 31, 2022. Those with similar characteristics outstanding as of December 31, 2022 are grouped separately. The following abbreviations are used in the column headings: DIC is Debt Issuance Cost, OID is Original Issue Discount, Wts are warrants, CNC is Capitalized Note Cost and BCF is Beneficial Conversion Feature. Also included are repayments by conversion, exchange or otherwise during or prior to the fiscal year ended December 31, 2022:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CNC and BCF		Cumulative amortization of DIC, OID, Wts, CNC and BCF		Accrued coupon interest		Repayment by conversion, increase in principal amount, net where appropriate	Balance sheet carrying amount at December 31, 2022 inclusive

November 5, 2014	September 15, 2016[1]	$25,000	10%	$		$		$		$30,291	$55,291
November 5, 2014	September 15, 2016[1]	25,000	10%							30,291	55,291
November 5, 2014	September 15, 2016[1]	25,000	12%							38,697	63,697

Sub-total		75,000								99,279	174,279

December 31, 2018	February 28, 2019[2]	25,000	10%							11,925	36,925
January 2, 2019	February 28, 2019[2]	10,000	10%							4,871	14,871

Sub-total		$35,000		$		$		$		$16,796	$51,796

May 17, 2019	May 17, 2020[3]	$50,000	10.00%		$(50,000)		$50,000		$5,000	$(52,253)	$2,747
July 28, 2020	June 30, 2022[3]	53,000	8.00%		(13,000)		13,000		9,738	(16,247)	46,491
February 17, 2021	June 17, 2022[3]	112,000	10.00%		(112,000)		112,000		11,896	(80,000)	43,896
April 1, 2021	July 31, 2022[3]	112,500	10.00%		(112,500)		112,500		23,696	-	136,196
May 3, 2021	July 31, 2022[3]	150,000	10.00%		(150,000)		150,000		-	(150,000)	-
May 10, 2021	August 10, 2022[3]	150,000	10.00%		(150,000)		150,000		21,064	(13,213)	157,851
June 30, 2021	June 29, 2022[3]	115,000	10.00%		(115,000)		115,000		21,387	-	136,387
August 31, 2021	August 31, 2022[3]	115,000	10.00%		(109,675)		109,675		15,344	-	130,344
October 7, 2021	October 7, 2022[3]	115,000	10.00%		(96,705)		96,705		14,178	-	129,178
December 23, 2021	June 21, 2022[3]	87,000	10.00%		(36,301)		36,301		8,728	25,621	121,349
April 14, 2022	April 14, 2023[3]	27,778	10.00%		(15,936)		11,396		1,986	-	25,224
August 22, 2022	May 31, 2023[3]	66,667	10.00%		(6,667)		2,393		2,393	-	64,786
August 22, 2022	May 31, 2023[3]	22,222	10.00%		(2,222)		797		798	-	21,595
August 22, 2022	May 31, 2023[3]	16,667	10.00%		(1,667)		598		598	-	16,196

Sub-total		$1,192,834			$(971,673)		$960,365		$136,806	$(286,092)	$1,032,240

Total		$1,302,834			$(971,673)		$960,365		$136,806	$(170,017)	$1,258,315

[1]	These convertible notes were sold to investors in 2014 and 2015 (“Original Convertible Notes), and have a fixed interest rate of 10% per annum and in the case of the one note for which a notice of default has been received, 12%. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and are convertible into an aggregate of 1,508 shares of Common Stock. As of December 31, 2022, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $58,934, of which $39,525 was accrued interest.

[2]	On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $16,796 as of December 31, 2022. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable.

[3]	These fourteen convertible notes were issued between May 17, 2019 and August 22, 2022. They all currently have similar terms including conversion prices that generally are or are likely to be $0.0015 per share of Common Stock. Ten matured prior to December 31, 2022 and four have or will expire between April 14, 2023 and May 31, 2023.The Company has initiated discussions with all note holders regarding maturity date extensions. The Company has not received any notices of default with respect to these notes. These notes contain, among other provisions, most favored nation provisions, reserve requirements and default interest rates.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the fiscal year ended December 31, 2022, there were no further communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	507,330	459,358
Foreign currency transaction adjustment	(73,641)	(22,028
Total note payable	$833,463	$837,104

Interest expense with respect to this promissory note was $47,973 for years ended December 31, 2022 and 2021, respectively.

Advances from and Notes Payable to Officers

Between January 19, 2016 and April 9, 2018, Dr. Arnold S. Lippa, the Company’s Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Executive Chairman of the Board of Directors advanced $127,600 to the Company for working capital purposes under three demand promissory notes with interest at 10% and collateralized by the Company’s assets, $50,000 of which was convertible under certain circumstances. Although such conditions were not met, Dr. Lippa converted into a Board approved offering, the $50,000 principal amount of one such note on September 12, 2018, but did not convert any interest. Accordingly, total principal and interest as of December 31, 2022, was $148,892, of which $71,292 was accrued interest.

Between January 19, 2016 and April 9, 2018, Dr. James S. Manuso, the Company’s then President, Chief Executive Officer and Vice Chairman of the Board of Directors advanced $127,600 to the Company for working capital purposes under three demand promissory notes with interest at 10% and collateralized by the Company’s assets, $50,000 of which was convertible under certain circumstances. The conditions for conversion were not met and Dr. Manuso did not convert his convertible note. Accordingly, total principal and interest as of December 31, 2022 was $225,744, of which $98,144 was accrued interest.

During the year ended December 31, 2022, Dr. Lippa advanced on an interest free basis the Company $117,733. The outstanding balance of the advances as of December 31, 2022 of $226,393 is payable on demand.

For the fiscal years ended December 31, 2022 and 2021, $13,536 and $12,289 was charged to interest expense with respect to Dr. Lippa’s notes, respectively.

For the fiscal years ended December 31, 2022 and 2021, $20,522 and $18,656 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned his executive officer positions and as a member of the Board of Directors of the Company. All of the interest expense noted above for 2022 and 2021 was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2022 and December 31, 2021 consisted of premium financing agreements with respect to various insurance policies. At December 31, 2022, a premium financing agreement was payable with respect to directors’ and officers’ liability insurance in the initial amount of $85,457 (after payment of a deposit of $21,364), with interest at 11% per annum, in nine monthly installments of $9,971. In addition, there is $5,965 of premium financing payable with respect to office and other insurances, as of December 31, 2022 At December 31, 2022 and 2021, the aggregate amount of the short-term notes payable was $15,847 and $15,185 respectively.

5. Settlement and Payment Agreements

Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx -University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,000 payments by the Company to UIL are eliminated and the unpaid amount of $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. See Note 9. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement for more details.

Effective August 1, 2022, the Company and the Company’s former legal counsel, entered into a payment settlement agreement and release pursuant to which the Company and its former legal counsel agreed that the Company owed $2,608,914 to such counsel and that under the terms of the agreement the amount owed and payable by wire transfer on or before December 30, 2022 shall be $250,000. If that amount is paid on or before December 30, 2022, certain mutual releases would become effective and no further amounts would be due. If the $250,000 amount was not paid by December 30, 2022, the section of the agreement related to mutual releases would be null and void ab initio and the amount immediately due and payable by the Company to its former counsel would be adjusted to $2,608,914 less any amounts paid on or after the date of the agreement. The amount due by Decemb er 30, 2022 was not paid and the payment settlement agreement was amended to call for a payment of $350,000 by February 15, 2023, which amount was also not paid. The Company and its former legal counsel are in discussions regarding further revised payment settlement terms. The amount due to the Company and its former legal counsel included in accounts payable as of December 31, 2022 is $2,608,914.

Effective January 31, 2022, the Company and the Company’s former President and Chief Executive Officer and Member of the Board of Directors, Timothy Jones, resigned his officer positions as well as from the Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement (“SA”) dated February 8, 2022. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company, all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022. Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship (“UIC”) with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of December 31, 2022. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx paid an aggregate of $175,000 on or before March 31, 2022, the amounts would have been considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. According to the terms of the agreement, if an aggregate of $175,000 was not paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. Payment was not made and the original amount of $234,657 was been recorded in accounts payable at December 31, 2022. The Company remains in discussions with an agent on behalf of UIC to establish a new payment settlement schedule.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021. The Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of December 31, 2022 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement. The Company has not made the any of the payments due on or after October 1, 2021. On March 3, 2022, Company’s then counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement, which stated that Sharp may exercise its remedies. Company’s then counsel communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the management believes indicates that either a new Writ of Execution was established or the original writ was re-established.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of December 31, 2022, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through December 31, 2022, totaling $39,552. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

On February 23, 2021 our bank received two New Jersey Superior Court Levies totaling $320,911 related to amounts owed to two vendors (Sharp and Salamandra as defined above) which amounts were not in dispute, debited our accounts and restricted access to those accounts. Our accounts were debited for $1,559 on February 23, 2021 which represented all of the cash in our accounts on that date.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 commenced on November 15, 2021, followed by twelve monthly payments of $10,000 which commenced on November 15, 2022, followed by twelve monthly payments of $15,000 commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company had received one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, would have been accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548 during the fiscal year ended December 31, 2021. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments thereafter. Of the $390,000 total amount due, $174,000 has been reflected as long term liabilities and the remaining amount has been relected in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of December 31, 2022.

An annual obligation payable to the University of Illinois of $100,000 that was originally due on December 31, 2021 pursuant to the 2014 License Agreement was extended to April 30, 2022 and was not timely paid by the extended due date. Effective as of December 15, 2022, the Company and the Board of Trustees of the University of Illlinois entered into the Second Amendment to RespireRx-University of Illinois Exclusive License Agreement pursuant to which, among other matters, eliminated the $100,000 obligation that was due on December 31, 2021 and thereafter. See Note 9. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois 2014 Exclusive License Agreement for more details.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at December 31, 2022 and December 31, 2021.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2022 and 2021 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2022 and December 31, 2021, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock; 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock; 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. On July 13, 2020, RespireRx designated 1,200 shares of Series H, Voting, Non-participating, Convertible Preferred Stock (“Series H Preferred Stock”) and on September 30, 2020 RespireRx amended the Certificate of Designation of the Series H Preferred Stock to increase the number of shares of Series H Preferred Stock to 3,000 shares. On July 13, 2020 and September 30, 2020, RespireRx issued an aggregate of 1,624.1552578 shares of Series H Preferred Stock inclusive of 2% accrued dividends, all of which converted on September 30, 2020 into 25,377,426 shares of Common Stock and warrants to purchase 25,377,426 shares of Common Stock, and therefore as of that time on September 30, 2020 and thereafter through December 31, 2022, there were no shares of Series H Preferred Stock outstanding. Under the Certificate of Designation of the Series H Preferred Stock, shares of Series H Preferred Stock converted or redeemed by conversion are to be canceled and are not to be reissued. Therefore, as of December 31, 2022, there were 1,375.8447422 shares of Series H Preferred Stock available for issuance.

Series B Preferred Stock outstanding as of December 31, 2022 and 2021 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of December 31, 2022 and December 31, 2021, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

There are 125,544,276 shares of the Company’s Common Stock outstanding as of December 31, 2022. After reserving for conversions of convertible debt as well as common stock purchase options and warrants exercises before accounting for incremental contract excess reserves, there were 790,554,292 shares of the Company’s Common Stock available for future issuances as of December 31, 2022. The conversion of $215,000 of convertible notes and of $2,000 of costs associated with such conversions resulted in the issuance of 21,700,000 shares of Common Stock during the fiscal year ended December 31, 2022. The cashless exercise of 7,700,000 warrants resulted in the issuance of 5,950,000 shares of Common Stock during the fiscal year ended December 31, 2022.

Common Stock Warrants

On June 28, 2021, RespireRx exchanged a warrant originally issued on July 30, 2020 in connection with a prior convertible note, that was exercisable into 375,000 shares of Common Stock for a warrant exercisable into 327,273 shares of Common Stock. On June 30, 2021, RespireRx exchanged 687,500 warrants originally issued on July 2, 2020 in connection with a prior convertible note for 600,000 new warrants. In both cases, along with the reduction in the number of warrants, the exercise price of such warrants was reduced from $0.07 to $0.02 per share of Common Stock. In connection with these exchanges, RespireRx recorded a gain of $1,099 during the fiscal year ended December 31, 2021. The warrant holders were granted a cashless exercise right that they did not previously have. In fiscal year ended December 31, 2022, the Company adjusted these warrants both in number and exercise price due to most favored nation provisions in certain convertible notes to a total of 12,363,640 shares issuable upon the exercise of the warrants at an exercise price of $0.0015.

As a result of the issuance of new convertible notes during fiscal year ended December 31, 2022 and the existence of most favored nations provisions that were activated upon the issuance of these notes and including prior warrant issuances, there were warrants outstanding that are exericisable into 419,683,183 shares of Common Stock with a weighted average exercise price of $0.0074 and a weighted average life of 3.28 years.

A summary of warrant activity for the year ended December 31, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2021	59,420,298	$0.0718	3.33
Issued	370,280,035	$0.0015	4.27
Expired	(2,317,150)	$0.5121	-
Exercised	(7,700,000)	$0.0015	-
Warrants outstanding at December 31, 2022	419,683,183	$0.0074	3.28

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2022:

Exercise Price		Warrants Outstanding and Exercisable(Shares)	Expiration Dates
	$0.0015	393,882,308	September 30, 2023-April 14, 2027
	$0.0389	208,227	May 10, 2026
	$0.0470	172,341	May 3, 2026
	$0.0700	25,377,426	September 30, 2023
	$15.0000	19,000	December 30, 2023
	$15.7500	23,881	April 30, 2023
$
		419,683,183

Based on a fair value of $0.0023 per share on December 31, 2022, there were warrants exercisable into 393,882,308 shares of Common Stock warrants that were in-the-money.

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

Stock Options

On March 18, 2014, RespireRx adopted its 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”). The Plan permits the grant of options and restricted stock with respect to up to 325,025 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of December 31, 2022, there are 6,325 shares available in the 2014 Plan.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). On July 29, 2021, the Company amended the 2015 Plan to increase the number of shares by an additional 7,000,000 to 22,898,526 shares. As of December 31, 2022, there are 13,670,110 shares available in the 2015 Plan.

The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

During the fiscal year ended December 31, 2022, there were 107,012 shares of Common Stock previously issuable upon exercise of options that expired unexercised that were added back to the number of shares available in the 2015 Plan.

There were no stock grants and there were stock option grants for the fiscal years ended December 31, 2022 and 2021 respectively.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3 Summary of Significant Accounting Policies.

A summary of stock option activity for the fiscal year ended December 31, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2021	9,306,368	$1.095	3.95
Granted	-	$0.000	0.00
Expired	(107,012)	$(44.29)	-
Options outstanding at December 31, 2022	9,199,356	$0.592	3.74

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2022:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	2,194,444	December 31, 2026
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$159.25	254,912	254,912	April 5, 2023 - December 9, 2027
	9,199,356	9,199,356

Based on a fair value of $0.0023 per share on December 31, 2022, there were there were no exercisable in-the-money common stock options as of December 31, 2022.

A summary of stock option activity for the fiscal year ended December 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2020	7,165,215	$2.225	4.60
Granted	2,194,444	$0.019	4.98
Expired	(53,291)	$(73.305)	-
Options outstanding at December 31, 2021	9,306,368	$1.095	3.95

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2021:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.019	2,194,444	2,194,444	December 21, 2026
$0.072	5,050,000	5,050,000	September 30, 2025
$0.054	1,700,000	1,700,000	July 31, 2025
$7.00-$195.00	361,924	361,924	January 17, 2022 - December 9, 2027
	9,306,368	9,306,368

Based on a fair value of $0.012 per share on December 31, 2021, there were no exercisable in-the-money common stock options as of December 31, 2021.

For the years ended December 31, 2022 and 2021, stock-based compensation costs and fees included in the consolidated statements of operations consisted of general and administrative expenses of $0 and $28,000 respectively, and research and development expenses of $0 and $30,750, respectively.

Reserved and Unreserved Shares of Common Stock

As of December 31, 2022, there are 2,000,000,000 shares of common stock authorized, of which 125,544,276 are issued and outstanding. As of December 31, 2022, there are outstanding options to purchase 9,199,356 shares of common stock and 6,325 and 13,670,110 shares available for issuance under the 2014 Plan and 2015 Plan, respectively. There are 649 Pier contingent shares of common stock that may be issued under certain circumstances. As of December 31, 2022, there are 641,341,808 shares issuable upon conversion of convertible notes. As of December 31, 2022, there are 419,683,183 shares that may be issued upon exercise of outstanding warrants. As of December 31, 2022, the Series B Preferred Stock may convert into 1 share of common stock. Therefore, the Company is reserving 1,083,901,432 shares of common stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	December 31,
	2022	2021
Capitalized research and development costs	$-	$-
Research and development credits	1,760,000	2,906,000
Stock-based compensation	-	3,911,000
Stock options issued in connection with the payment of debt	-	202,000
Net operating loss carryforwards	22,577,000	19,671,000
Accrued compensation	482,000	733,000
Accrued interest due to related party and others	222,000	186,000
Total deferred tax assets	25,041,000	27,609,000
Valuation allowance	(25,041,000)	(27,609,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	(9.0)%	(1.0)%
Adjustment to deferred tax asset	30.0%	22.0%
Effective tax rate	0.0%	0.0%

As of December 31, 2022, the Company had federal and state tax net operating loss carryforwards of approximately $83,317,000 and $81,348,000, respectively. The state tax net operating loss carryforward consists of $67,305,000 for California purposes and $14,043,000 for New Jersey purposes. The federal net operating loss carryforwards will expire at various dates from 2023 through 2042. State net operating losses expire at various dates from 2022 through 2033 for California and through 2043 for New Jersey. The Company also had federal and California research and development tax credit carryforwards. The federal research and development tax credit carryforwards will expire at various dates from 2022 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

9. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2022 and 2021 with respect to such matters. See Note 5. Settlement and Payment Agreements to the consolidated financial statements as of December 31, 2022 for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, has provided his services to the Company on an at will and month-to-month basis. Since agreeing to a payment and settlement agreement, the Company has contracted for his services on a prepaid hourly basis at a rate of $250 per hour, through his consulting firm, DNA Healthlink, Inc. See Note 5. Payment and Settlement Agreements for a description of the current payment terms. During the fiscal year ended December 31, 2022 Mr. Purcell did not provide any services to the Company.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the fiscal year ended December 31, 2022 Mr. Dickason did not provide any services to the Company.

Employment Agreements

Effective on May 6, 2020, Timothy Jones was appointed as RespireRx’s President and Chief Executive Officer and entered into an employment agreement as of that date. Effective January 31 2022, Mr. Jones resigned as RespireRx’s President and Chief Executive Officer as well as a member of RespireRx’s Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement dated February 8, 2022. See Note 5. Payment and Settlement Agreements.

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

	Contract year ending
	September 30, 2023
	Nine months
	Base
	Salary	Benefits	Total

Arnold S. Lippa	$225,000	$29,700	$254,700
Jeff E. Margolis	225,000	16,200	241,200

	$450,000	$45,900	$495,900

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

Under the UWMRF Patent License Agreement, in consideration for the licenses granted, the Company will pay to UWMRF the following: (i) patent filing and prosecution costs incurred by UWMRF prior to the effective date, paid in yearly installments over three years from the Effective Date; (ii) annual maintenance fees, beginning on the second anniversary of the Effective Date, which annual maintenance fees terminate upon the Company’s payment of royalties pursuant to clause (iv) below; (iii) milestone payments, paid upon the occurrence of certain dosing events of patients during clinical trials and certain approvals by the FDA; and (iv) royalties on net sales of products developed with the licenses, subject to minimum annual payments and to royalty rate adjustments based on whether separate royalty payments by the Company yield an aggregate rate beyond a stated threshold. The Company will pay to UWMRF certain percentages of revenues generated from sublicenses of the licenses provided under the UWMRF Patent License Agreement by the Company to third parties.

Certain payments under the UWMRF Patent License Agreement have not been paid by the Company. The Company is in regular discussions with UWMRF regarding when the Company may be able to commence making payments. The Company has not received a notification of default either during the fiscal year ended December 31, 2022 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s consolidated financial statements as of December 31, 2022 in accounts payable and accrued expenses.

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of December 31, 2022.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including: (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled. The 2014 License Agreement was amended on July 25, 2017 and effective December 15, 2022, the first amendment was to extend certain timeframes and the second amendment represented an extensive set of modifications (“2nd Amendment”).

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

Among other things, the 2nd Amendment redefined the term “Product” primarily to include in the definition, any product or process that would be enforceable under the licensed patent rights after the patent rights have expired. In addition, new definitions were added for “Deferred Compensation Annual Net Sales Payments” and “Deferred Compensation Minimum Payment(s),” both of which only become due and payable after the expiration of the patent rights and shall not be due and payable while any of the patent rights have not yet expired. These deferred compensation arrangements were in consideration for deferment of certain financial obligations. The deferred payments are due for eight years from the first commercial of a regulatory approved product but after the patent rights have expired. The 2nd Amendment also modified the term to the period of time from the effective date until the later of the date: (a) of the last to lapse, expire or terminate of the patent rights or (b) when the licensee (the Company) provides notice of that the use of technical information as defined in the 2014 License Agreement as amended has ceased or (c) of the expiration of the last form of market exclusivity or (d) of the last date in which the Licensee (the Company) owes payments to the University. The 2nd Amendment amended and clarified Schedule 2 to the 2014 License Agreement, as amended by among other things, by (i) including a 4% royalty on Net Sales by the Licensee or sublicensee as Deferred Compensation Annual License Payments

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2021, was extended to May 31, 2022 and then further extended to an indefinite future date while discussions to amend the obligation are taking place. The minimum annual royalty obligation due on December 31, 2021 has not yet been paid. What was the $100,000 annual minimum that existed from inception through December 31, 2020 was eliminated and therefore the amounts previously recorded in accounts payable and accrued expenses, were reduced to $0. The annual minimum amount due the first year with a market approval from the US FDA (United States Food and Drug Administration) or a foreign equivalent and every year thereafter until the first commercial sale of a product of $350,000 replaced two similarly timed payments of $150,000 and $200,000. The first year with a commercial sale of a product and every year thereafter is now $400,000 whereas it was previously $250,000 after the first year of commercial sale. One time milestone payments have been changed to read as follows:

(i)	$10,000 due within 5 days after dosing of the first patient with a product in a Phase II human clinical study anywhere in the world.

(ii)	$150,000 due within 5 days after dosing of the first patient with a product in a Phase III human clinical study anywhere in the world.
(iii)	$350,000 due within 5 days after the earlier date of the following (a) enrolling 80% of the patients with a product in the Phase III human clinical study anywhere in the world, (b) one year after the initiation of the Phase III human clinical study anywhere in the world, or (c) termination of the Phase III human clinical study anywhere in the world.
(iv)	$500,000 due within 5 days after the first NDA (New Drug Application) filed with the US FDA or any other foreign equivalent regulatory agency for a product anywhere in the world.
(v)	$1,000,000 due within twelve (12) months after the first commercial sale of a product anywhere in the world.

There are reporting requirements by the Licensee to the University.

Royalty stacking provisions remained unchanged in the 2nd Amendment.

The concept of reduced royalties upon expiration of the patent rights, but while technical information was being used, was eliminated with the 2nd Amendment.

During the fiscal years ended December 31, 2022 and 2021, the Company recorded charges to operations of $0 and $100,000, respectively representing the annual minimum royalty, which is included in research and development expenses in the Company’s consolidated statement of operations. The $100,000 from the fiscal year ended December 31, 2021 was reversed as a result of the effectiveness of the 2nd Amendment as of December 15, 2022 and the estimate for the fiscal year ended December 31, 2022 was $0.

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

There was no activity during the fiscal years ended December 31, 2022 or 2021 with respect to the Purisys Agreement.

University of California Irvine

On April 29, 2021, RespireRx agreed to a payment settlement arrangement with the University of California Innovation and Entrepreneurship affiliated with the Regents of the University of California on behalf of its Irvine Campus (“Irvine”), pursuant to which the Company and Irvine agreed that the total amount due to Irvine by RespireRx was $234,656.58 and that Irvine would accept $175,000 as settlement in full if funds were received from RespireRx as follows: $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022, March 1, 2022 and $125,000 on or before March 31, 2022. Failure to meet those terms would render the agreement null and void. The payment terms were not met. All amounts owed of approximately $213,000 after payments totaling $20,000 have been recorded on the Company’s balance sheet as of December 31, 2022.

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

There was no activity during tshe fiscal years ended December 31, 2022 or 2021 that affect the Bausch agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2022, aggregating $591,333 Employment agreement amounts included in the 2023 column represent amounts contractually due from January 1, 2023 through September 30, 2023 when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2023	2024	2025	2026	2027
License agreements	$95,433	$40,433	$10,000	$15,000	$15,000	$15,000
Employment agreements (1)	495,900	495,900	-	-	-	-
Total	$591,333	$536,333	$10,000	$15,000	$15,000	$15,000

(1)	The payment of certain of such amounts has been deferred indefinitely.

10. Subsequent Events

Creation of Wholly-Owned Subsidiary ResolutionRx Ltd

On January 11, 2023, RespirerRx formed ResolutionRx Ltd (“ResolutionRx”), initially as a wholly-owned subsidiary of RespireRx. ResolutionRx is an unlisted public Australian company focused on developing and commercializing proprietary pharmaceutical cannabinoids. RespireRxintends to contribute, via sub-license and license or a different transaction structure that provides access to intellectual property and commercialization rights, its cannabinoid, specifically its dronabinol drug development program for OSA and certain other indications subject to certain liabilities.

On 27 February 2023, ResolutionRx entered into a services agreement for clinical research and other related services with iNGENu CRO Pty Ltd, a contract research organization with headquarters in Melbourne, Australia. iNGENu is a bespoke contract research organization focused on cannabinoid and psychedelic clinical research.

On 27 January 2023, entered into a letter of intent (“Radium LOI”) and term sheet (“Radium Term Sheet”) with Radium Capital (“Radium”). The Radium LOI and Radium Term Sheet summarize the background and principal terms of a series of planned financing arrangements between Radium Capital (“Radium”) and ResolutionRx in order to unlock research and development tax incentives (“R&DTI”). ResolutionRx and Radium have agreed to enter into a series of loan agreements which in the United States may be considered to be analogous to a line of credit designed to finance research and development (R&D) efforts prior to receipt of R&DTI from the Australian government. In the case of ResolutionRx, it is anticipated that the R&DTI would be 43.5% of qualified R&D expenses and is a rebate. Radium would finance up to, at the request of ResolutionRx, up to 80% of R&DTI, subject to certain conditions, including but not limited to receipt by Radium of a comfort letter from ResolutionRx’s R&DTI tax advisors as to the qualification of the R&D expenses for the R&DTI. R&D expenses outside Australia would be subject to an Overseas Finding before being considered for the R&DTI. Not all R&D expenses are qualified for the R&DTI. The loans would be collateralized by the R&D credit.

ResolutionRx will require additional capital and is in discussions with several parties in this respect, receipt of which cannot be ensured.

On April 3, 2023,  the Company filed a Certificate of Designation, Preferences, Rights and Limitations of its Series I Preferred Stock (“Series I Certificate of Designation”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The filing of the Series I Certificate of Designation was approved by the Company’s Board of Directors. The Series I Certificate of Designation sets forth the preferences, rights and limitations of the Series I Preferred Stock, a brief summary of which is as follows:

The number of shares designated as Series I 8% Redeemable Preferred Stock (“Series I Preferred Stock”) is 3,500 (which is not subject to increase without the written consent of a majority of the holders (each a “Series I Holder”) of the Series I Preferred Stock or as otherwise set forth in the Certificate of Designation). The Series I Preferred Stock Par Value is $0.001 and the Series I Preferred Stock Stated Value is $100.00. The dividend rate is 8% per annum based on a 365 day year, payable in-kind.

Redemption shall happen upon the payment of a Series I “Eligible Payment” which takes place upon the occurrence of an Eligible Payment Event, as both terms are defined in the Certificate. The Series I Eligible Payment is calculated as the Series I Maximum Appreciated Price, which is $0.02, subject to certain adjustments (unless a lesser price is agreed by the Corporation and the Series I Holder) multiplied by the number of shares of Common Stock corresponding to the number of Series I Preferred Shares divided by the Series I Base Measurement Price ($0.0015), multiplied by the Series I Preferred Stock Stated Value. A Series I Eligible Payment Event shall include: (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $15,000,000.00, or (ii) any milestone payment with respect to research and development of at least $15,000,000.00, or (iii) receipt of royalties in any one year of at least $15,000,000.00 or (iv) any event resulting in the Company’s receipt of an amount deemed by the Company’s Board of Directors to be establish a Series I Eligible Payment Event. Certain Fundamental Transactions as defined in the Series I Certificate of Designation may be Series I Eligible Payment Events.

For a detailed description the Series Certificate of Designation and the Series I Preferred Stock to be issued, please refer to our Current Report on Form 8-K, filed with the SEC on April 6, 2023, including but not limited to Exhibit 3.1 to the Current Report of Form 8-K.

On April 12, 2023, the Company filed the Series J Certificate of Designation with the Secretary of State of the state of Delaware.

The Series J Certificate of Designation sets forth the preferences, rights and limitations of the Series J Preferred Stock, a summary of which is as follows:

The number of shares designated as Series J 8% Redeemable Preferred Stock (“Series J Preferred Stock”) is 15,000 (which is not subject to increase without the written consent of a majority of the holders (each a “Series J Holder”) of the Series J Preferred Stock or as otherwise set forth in the Series J Certificate of Designation). The Series J Preferred Stock Par Value is $0.001 and the Series J Preferred Stock Stated Value is $100.00. The dividend rate is 8% per annum based on a 365 day year, payable in-kind.

Redemption shall happen upon the payment of an Series J “Eligible Payment” which takes place upon the occurrence of a Series J Eligible Payment Event, as both terms are defined in the Series J Certificate. The Series J Eligible Payment is calculated as the Maximum Appreciated Price, which is closing price per share of Common Stock or its equivalent on the day that is the trading day on which an Series J Eligible Payment Event is publicly announced prior to the opening of financial markets, or the trading day following the public announcement of the Series J Eligible Payment Event if announced after the opening of the financial markets on the date of the Series J Eligible Payment Event (unless a lesser price is agreed by the Company and the Series I Holder) multiplied by the number of shares of Common Stock corresponding to the number of Series J Preferred Shares divided by the Series J Base Measurement Price ($0.006), subject to certain adjustments, multiplied by the Series J Preferred Stock Stated Value. A Series J Eligible Payment Event shall include: (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $20,000,000.00, or (ii) any milestone payment with respect to research and development of at least $20,000,000.00, or (iii) receipt of royalties in any one year of at least $20,000,000.00 or (iv) any event resulting in the Corporation’s receipt of an amount deemed by the Corporation’s Board of Directors to be establish a Series J Eligible Payment Event. Certain Fundamental Transactions as defined in the Series J Certificate of Designation may be Series J Eligible Payment Events.

Each share of Series J Preferred Stock shall be entitled to that number of votes, which shall be eligible to vote along with the Common Stockholders, or, as the case may be, when voting as a class, that is equal to one hundred (100x) times number calculated by dividing the number of shares of Series J Preferred Stock by the Base Measurement Price as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.

Upon any liquidation, dissolution or winding-up of the Company, no distribution shall be made to the holders of any shares of capital stock of the Company unless, prior thereto, the Series J Holders receive (i) an amount equal to 100% of the stated value, plus any accrued and unpaid dividends plus (ii) an amount equal to a pro rata portion of the Series J Eligible Payment Amount less the Series J Preferred Stock Stated Value paid pursuant to (i) above, plus (iii) the pro rata amount when considered with all outstanding shares of Common Stock and any securities that may be convertible into, exercisable for or exchanged for Common Stock that have similar rites, of any remaining distribution. The distribution shall result in a Redemption. If the assets of the Company are insufficient to pay in full such amounts due the Series J Holders or any holders of another class that is parri pasu with the Series J Holders (“Series J Pari Passu Holders”), then the entire assets shall be distributed ratably among the Series J Holders and Series J Pari Passu Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full and such distribution shall result in a Redemption. A Fundamental Transaction, or a Change of Control Transaction, each as defined in the Certificate, shall be deemed to be Liquidations.

On April 12, 2023, RespireRx entered into an exchange agreement and two exchange and settlement agreements with two executive officrs and one vendor collectively, the “Series J Settlement Agreements” and the executive officers and vendor are referred to herein as the “Series J Exchangers.”

Pursuant to the terms of the Settlement Agreements, the Company, in exchange for the issuance of Series J Preferred Stock to the Exchangers, the Exchangers exchanged or settled their rights to receive an aggregate of $570,000 of accrued compensation or debt, advances or other liabilities owed to them. The Series J Preferred Stock is transferrable to Affiliates as such term is defined in the Series J Certificate of Designation. The two executives immediately transferred all of their shares of Series J Preferred Stock to separate trusts of which each is separately the grantor and that are Affiliates of each. The vendor immediately transferred its shares to an individual Affiliate of the vendor..

The Settlement Agreements, the transfer requests and the Series J Certificate of Designation and the delivery of the Series J Preferred Stock was approved by the Company’s Board of Directors.

For a detailed description the Series J Certificate of Designation, the Series J Preferred Stock, the Settlement Agreements and the transfer letter agreements, please refer to our Current Report on Form 8-K, filed with the SEC on April 13, 2023, including but not limited to Exhibit 3.1 and Exhibit 99.1 through 99.6 to the Current Report of Form 8-K.

Cashless Warrant Exercises

A single convertible note holder who also held common stock purchase warrants with cashless exercise provisions, exercised a portion of the those warrants on a cashless basis resulting in the issuance of Common Stock as follows:

Date of Exercise	Number of Shares Of Common Stock Into Warrants were Exercisable on Cash Basis	Number of Shares of Common Stock Issued Upon Cashless Exercise

January 4, 2023	8,225,000	6,202,459
February 2, 2023	8,000,000	6,235,294
March 6, 2023	8,075,000	6,344,643

Total	24,300,000	18,782,396

Advance from Officer

During the fiscal year ended December 31, 2022, Arnold Lippa made advances to the Company of $117,773 which advances are due on demand. The proceeds of these advances were to make payments to the Company’s auditors, patent counsel, other patent related costs and payments due with respect to an insurance premium that had been financed.

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012 (File no. 001-16467).

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

3.2	Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014 (File no. 001-16467).

3.3	Second Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015 (File no. 001-16467).

3.4	Third Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2016 (File no. 001-16467).

3.5	Fourth Certificate of Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

3.6	Fifth Certificate of Amendment to the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on November 25, 2020.

3.7	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

3.8	Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

3.9	Amendment to Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

3.10	Certificate of Designation, Preferences, Rights and Limitations of Series I 8% Redeemable Preferred Stock incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File no. 001-16467) filed on April 6, 2023.

3.11	Certificate of Designation, Preferences, Rights and Limitations of Series J 8% Redeemable Preferred Stock incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File no. 001-16467) filed on April 13, 2023.

3.12	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996 (File no. 001-17951).

3.13	Certificate of Amendment of By-Laws of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K filed November 15, 2007. (File no. 001-16467)

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007 (File no. 001-16467).

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009 (File no. 001-16467).

4.3**	Description of Registrant’s Securities

10.1†	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006 (File no. 001-16467).

10.2†	Form of Notice of Grant of Stock Options and Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.3†	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.4†	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, dated May 9, 2007, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007 (File no. 001-16467).

10.5†	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 (File no. 001-16467).

10.6†	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, effective May 19, 2010, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

10.7	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008 (File no. 001-16467). (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.8	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investors, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009 (File no. 001-16467).

10.9	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.10	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.11	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Convertible Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010 (File no. 001-16467).

10.12	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including the Common Stock Purchase Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012 (File no. 001-16467).

10.13	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Secured Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Patent Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.15†	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, established March 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.16	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 (File no. 001-16467).

10.17	Standard Agreement for Submitting Compounds for Preclinical Pharmacological, Pharmacokinetic and Toxicological Evaluation, dated October 19, 2015, by and between the National Institute on Drug Abuse (hereinafter referred to as “NIDA”), a component of the National Institutes of Health (NIH); and Cortex Pharmaceuticals, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 19, 2016 (File no. 001-16467).

10.18†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.19†	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.20†	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.21	Release Agreement, dated September 2, 2014, between the Company and the Institute for the Study of Aging Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014 (File no. 001-16467).

10.22	Form of Convertible Note and Warrant Agreement, including a form of 10% Convertible Note due September 15, 2012 attached as Exhibit A thereto and a Form of Warrant to Purchase Common Stock attached as Exhibit B thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File no. 001-16467).

10.23	Demand Promissory Note, dated June 16, 2015, held by Arnold S. Lippa on behalf of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015 (File no. 001-16467).

10.24	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.25	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.26†	2015 Stock and Stock Option Plan, dated June 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.27†	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016 (File no. 001-16467).

10.28†	First Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File no. 001-16467).

10.29†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.30†	Employment Agreement, dated August 18, 2015, between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.31†	Employment Agreement, dated August 18, 2015, between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.32†	Employment Agreement, dated August 18, 2015, between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.33†	Employment Agreement, dated August 18, 2015, between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.34	Form of Second Amended and Restated Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015 (File no. 001-16467).

10.35	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016 (File no. 001-16467).

10.36	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467).

10.37	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017 (File no. 001-16467).

10.38	Form of Exchange Agreement, including a Form of New Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.39	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.40	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467)

10.41	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017 (File no. 001-16467)

10.42†	Amendment No. One of the Employment Agreement of Jeff E. Margolis, effective July 1, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 20, 2017 (File no. 001-16467)

10.43	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2017 (File no. 001-16467)

10.44	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2017 (File no. 001-16467)

10.45†	Second Amendment of the Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 14, 2017 (File no. 001-16467)

10.46	Form of Demand Promissory Note incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2018.

10.47	Form of Note Exchange Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 6, 2018.

10.48	Form of Purchase Agreement (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2018 (File no. 1-16467).

10.49	Development and Supply Agreement, dated September 4, 2018, between the Company and Noramco, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 16, 2018.

10.50	Form of Convertible Promissory Note (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2018 (File no. 1-16467).

10.51	Form of Convertible Promissory Note (including the Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 5, 2019.

10.52	Securities Purchase Agreement, dated April 24, 2019, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd., incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.53	Convertible Promissory Note, dated April 24, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.54	Securities Purchase Agreement, dated May 17, 2019, between RespireRx Pharmaceuticals Inc. and Crown Bridge Partners, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.55	Convertible Promissory Note, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.56	Common Stock Purchase Warrant, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.57	Securities Purchase Agreement, dated August 19, 2019, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.58	Convertible Promissory Note, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.59	Common Stock Purchase Warrant, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.60	Settlement Agreement and Release, dated August 21, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.61	Securities Purchase Agreement, dated October 22, 2019, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.62	10% Convertible Note, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.63	Common Stock Purchase Warrant, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.64	Securities Purchase Agreement, dated November 4, 2019, between RespireRx Pharmaceuticals Inc. and Odyssey Funding, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.65	RespireRx Pharmaceuticals Inc. 10% Convertible Redeemable Note due November 4, 2020, dated November 4, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.66	First Amendment to Settlement Agreement and Release, dated as of December 16, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed December 18, 2019.

10.67	Company Option Agreement, dated as of March 2, 2020, by and between the UWM Research Foundation, Inc. and RespireRx Pharmaceuticals Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 4, 2020).

10.68	Form of Exchange Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 26, 2020).

10.69	Securities Purchase Agreement, dated April 15, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.70	Convertible Promissory Note, dated April 15, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.71	Securities Purchase Agreement, dated June 7, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.72	Convertible Promissory Note, dated June 7, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.73†	Employment Agreement, dated May 6, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.74†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.75†	Fourth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.76†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.77	Securities Purchase Agreement, dated July 2, 2020, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.78	Convertible Promissory Note, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.79	Common Stock Purchase Warrant, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.80†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.81†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.82	Equity Purchase Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.83	Registration Rights Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.84	8% Fixed Promissory Note, dated July 28, 2020 in favor of White Lion Capital, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.85	Amendment No. 1 to 8% Fixed Promissory Note in favor of White Lion Capital, LLC, dated September 30, 2020 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.86†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.87†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.88	Patent License Agreement, dated as of August 1, 2020, between RespireRx Pharmaceuticals Inc. and the University of Wisconsin-Milwaukee Research Foundation, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.89	Securities Purchase Agreement, dated July 30, 2020, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.90	10% Convertible Note, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.91	Common Stock Purchase Warrant, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.92†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.93†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.94†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.95†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Marc Radin PC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.96†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Patent Network Law Group (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.97	Waiver and Amendment to Convertible Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.98	Waiver with Respect to 8% Fixed Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.99	Securities Purchase Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.100	Piggy-Back Registration Rights Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.101	Convertible Promissory Note, dated February 17, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.102	Amendment No. 1 to Convertible Promissory Note, FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report of Form 8-K (file no. 1-16467) filed November 23, 2021).

10.103	Securities Purchase Agreement, dated March 31, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.104	Piggy-Back Registration Rights Agreement, dated March 31, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 5, 2021).

10.105	10% Convertible Note, dated March 31, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.106	Common Stock Purchase Warrant, dated March 31, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.107	Securities Purchase Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.108	Piggy-Back Registration Rights Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.109	10% Convertible Note, dated April 30, 2021, in favor of Labrys Fund, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.110	Common Stock Purchase Warrant, dated April 30, 2021, in favor of Labrys Fund, L.P. (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.111	Securities Purchase Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.112	Piggy-Back Registration Rights Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.113	10% Convertible Note, dated May 10, 2021, in favor of LGH Investments, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.114	Common Stock Purchase Warrant, dated May 10, 2021, in favor of LGH Investments, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.115	Securities Purchase Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.116	Piggy-Back Registration Rights Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.117	10% Convertible Note, dated June 29, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.118	Common Stock Purchase Warrant, dated June 29, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.119	Exchange Agreement, dated June 28, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.120	Common Stock Purchase Warrant, dated June 28, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.121	Exchange Agreement, dated June 30, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.122	Common Stock Purchase Warrant, dated June 30, 2021, in favor of FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 99.9 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.123	Securities Purchase Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.124	Piggy-Back Registration Rights Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.125	10% Convertible Note, dated August 31, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.126	Common Stock Purchase Warrant, dated August 31, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.127	Securities Purchase Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.128	Piggy-Back Registration Rights Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.129	10% Convertible Note, dated October 7, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.130	Common Stock Purchase Warrant, dated October 7, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.131	Settlement Agreement, dated September 14, 2021, between RespireRx Pharmaceuticals Inc. and DNA Healthlink, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 20, 2021).

10.132	Securities Purchase Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.133	Piggy-Back Registration Rights Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.134	10% Convertible Note, dated October 7, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.135	Common Stock Purchase Warrant, dated October 7, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.136	Form of Placement Agent’s Warrant Agreement (contained in Appendix A of Exhibit 1.2)

10.137	Amendment No. 1 To Convertible Promissory Note in favor of FirstFire Global Opportunities Fund LLC dated November 23, 2021, effective as of November 17, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on November 23, 2021).

10.138	Amendment No. 3 To 8% Fixed Promissory Note in favor of White Lion Capital LLC dated December 14, 2021, effective as of December 1, 2021(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 14, 2021).

10.139	Note Purchase Agreement, dated December 23, 2021, between RespireRx Pharmaceuticals Inc. and Quick Capital, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 23, 2021).

10.140	Convertible Promissory Note, dated December 23, 2021 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 23, 2021).

10.141	Amendment No. 1 To Securities Purchase Agreement in favor of FirstFire Global Opportunities Fund LLC, dated March 24, 2022, effective as of February 17, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed March 28, 2022).

10.142	Amendment No. 2 To Convertible Promissory Note, dated March 24, 2022, effective as of February 17, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on March 28, 2022).

10.143†	Employment Agreement Termination and Separation Agreement, dated February 8, 2021, effective as of January 31, 2021 between Timothy L. Jones and RespireRx Pharmaceuticals Inc. incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on February 11, 2021).

10.144	Securities Purchase Agreement dated April 14, 2022, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC incorporated by reference to Exhibit 10.144 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2021 (file no. 001-16468) filed on April 15, 2022.

10.145	Piggy-back Registration Rights Agreement dated April 14, 2022 between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC incorporated by reference to Exhibit 10.145 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2021 (file no. 001-16468) filed on April 15, 2022.

10.146	Promissory Note dated, April 14, 2022 incorporated by reference to Exhibit 10.146 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2021 (file no. 001-16468) filed on April 15, 2022.

10.147	Common Stock Purchase Warrant, dated April 14, 2022 incorporated by reference to Exhibit 10.147 of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2021 (file no. 001-16468) filed on April 15, 2022.

10.148†	Timothy L. Jones Resignation Letter, dated February 8, 2022 incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on February 11, 2022.

10.149	First Amendment to the Promissory Note Issued on March 31, 2021, dated April 1, 2022, by and between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 4, 2022.

10.150	First Amendment to the Promissory Note Issued on March 31, 2021, dated May 11, 2022, by and between RespireRx Pharmaceuticals Inc. and Labrys Fund, LP incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 16, 2022.

10.151	Payment Settlement Agreement and Release, dated August 1, 2022, by and between Faegre Drinker Biddle and Reath LLP and RespireRx Pharmaceuticals Inc. incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2022.

10.152	Securities Purchase Agreement template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (file no. 001-16467) filed on November 17, 2022.

10.153	Piggy-back Registrations Rights Agreement template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 001-16467) filed on November 17, 2022.

10.154	Promissory Note template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-16467) filed on November 17, 2022.

10.155	Second Amendment to Respirerx -University Of Illinois Exclusive License Agreement incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on January 23, 2023.

10.156	Form of Securities Purchase Agreement incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 6, 2023.

10.157	Exchange Agreement with Jeff Eliot Margolis dated April 12, 2023 incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

10.158	Exchange and Settlement Agreement with Arnold Lippa dated April 12, 2023 incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

10.159	Exchange and Settlement Agreement with Marc M Radin, PC dated April 12, 2023 incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

10.160

Transfer Letter Agreement with Jeff Eliot Margolis dated April 12, 2023 incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

10.161	Transfer Letter Agreement with Arnold Lippa dated April 12, 2023 incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

10.162	Transfer Letter Agreement with Marc M Radin, PC dated April 12, 2023 incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 13, 2023.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.

Date: April 17, 2023	By:	/s/ Arnold S. Lippa
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

Signature	Title	Date

/s/ Arnold S. Lippa, Ph.D	Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Executive Chairman of the Board of Directors	April 17, 2023
Arnold S. Lippa, Ph.D.

/s/ Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer, Secretary and Member of the Board of Directors	April 17, 2023
Jeff E. Margolis

/s/ Joseph Siegelbaum	Director	April 17, 2023
Joseph Siegelbaum

