Form 10-Q
period 2023-03-31
RespireRx Pharmaceuticals Inc.
filed 2023-05-22
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 18, 2023, the Company had 157,026,672 shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

In this Quarterly Report on Form 10-Q, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc., referred to herein as our “Q1 2023 Quarterly Report” (“RespireRx” and together with RespireRx’s wholly-owned subsidiaries, ResolutionRx Pharmaceuticals Ltd (“ResolutionRx”) and Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of, additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Q1 2023 Quarterly Report.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023 (the “2022 Form 10-K”) and as may be included in in this Q1 2023 Quarterly Report.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Q1 2023 Quarterly Report. We cannot assure you that the forward-looking statements in this Q1 2023 Quarterly Report or in our 2022 Annual Report in our Form 10-K will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Q1 2023 Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Q1 2023 Quarterly Report and our Annual Report in our 2022 Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in this Q1 2023 Quarterly Report and our Annual Report in our 2022 Form 10-K. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022

Current assets:
Cash and cash equivalents	$138	$88
Prepaid expenses	95,749	22,693

Total current assets	95,887	22,781

Total assets	$95,887	$22,781

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties (Notes 4, 5 and 7)	$5,952,016	$5,724,390
Accrued compensation and related expenses	3,481,308	3,296,008
Convertible notes payable, currently due and payable on demand, including accrued interest of $288,302 and $252,881 at March 31, 2023 and December 31, 2022, respectively (Note 4)	1,300,278	1,258,315
Note payable to SY Corporation, including accrued interest of $519,159 and $507,330 at March 31, 2023 and December 31, 2022, respectively, payment obligation currently in default (Note 4)	817,707	833,463
Notes and advances payable to officers, including accrued interest of $88,499 and 71,292 as of March 31, 2023 and December 31, 2022, respectively (Note 4)	408,243	375,334
Notes payable to former officer, including accrued interest (Note 4)	231,310	225,744
Other short-term notes payable	96,408	15,847

Total current liabilities	12,287,270	11,729,101

Long-term liabilities
Payable associated with payment settlement agreements, net of current portion included in accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 (Note 5)	119,000	174,000

Total long-term liabilities	119,000	174,000

Total liabilities	12,406,270	11,903,101

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 144,326,672 March 31, 2023 and 125,544,276 at December 31, 2022, respectively	144,327	125,544
Additional paid-in capital	164,011,506	164,030,289
Accumulated deficit	(176,487,919)	(176,057,856)

Total stockholders’ deficiency	(12,310,383)	(11,880,320)

Total liabilities and stockholders’ deficiency	$95,887	$22,781

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months Ended March 31,
	2023	2022

Operating expenses:
General and administrative	$291,949	$495,793
Research and development	98,425	121,159

Total operating costs and expenses	390,374	616,952

Loss from operations	(390,374)	(616,952)
Interest expense, including related parties	(67,272)	(259,647)
Foreign currency transaction gain	27,583	16,436

Net loss attributable to common stockholders	$(430,063)	$(860,163)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	137,182,491	97,894,276

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months Ended March 31, 2023

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2022	37,500	$21,703	125,544,276	$125,544	$164,030,289	$(176,057,856)	$(11,880,320)
Common stock issued upon cashless warrant exercises	-	-	18,782,396	18,783	(18,783)	-	-
Net loss	-	-	-	-	-	(430,063)	(430,063)
Balance, March 31, 2023	37,500	$21,703	144,326,672	$144,327	$164,011,506	$(176,487,919)	$(12,310,383)

Three-months Ended March 31, 2022

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2021	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Net loss	-	-	-	-	-	(860,163)	(860,163)
Balance, March 31, 2022	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(174,815,299)	$(10,867,921)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(430,063)	$(860,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount, capitalized note costs and debt discounts to interest expense	6,540	209,772
Foreign currency transaction gain	(27,583)	(16,436)
Changes in operating assets and liabilities:
(Increase) decrease in -
Deferred financing costs	-	177,883
Prepaid expenses	7,502	22,227
Increase (decrease) in -
Accounts payable and accrued expenses	172,626	213,719
Accrued compensation and related expenses	185,300	179,800
Accrued interest payable	56,490	50,065
Net cash used in operating activities	(29,188)	(23,133)

Cash flows from financing activities:
Proceeds from net of repayment of officer advances	29,238	21,987
Net cash provided by financing activities	29,238	21,987

Cash and cash equivalents:
Net increase/(decrease)	50	(1,146)
Balance at beginning of period	88	1,398
Balance at end of period	$138	$252

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three-months Ended March 31,
	2023	2022

Supplemental disclosures of cash flow information:
Cashless warrant exercises	$18,783	$-
Cash paid for -
Interest	$2,341	$1,712
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now a wholly-owned subsidiary. Pier was a clinical stage biopharmaceutical company developing a pharmacologic treatment for obstructive sleep apnea (“OSA”) and had been engaged in research and clinical development activities which activities are now in RespireRx. On January 11, 2023, RespireRx formed what is initially a wholly-owned subsidiary, ResolutionRx Ltd (“ResolutionRx”), an unlisted public company in Australia, into which the Company is in the process of contributing its cannabinoid platform described below.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiaries, Pier and ResolutionRx (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise).

The condensed consolidated financial statements and related notes are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report in our Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023 (“2022 Form 10-K”).

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be contributed to what could be, wholly-owned subsidiaries, joint ventures, licenses or sub-licenses, or even sold and has initiated efforts to do so.

In order to facilitate our business activities and product development and to set up our programs for development by subsidiaries, partnering or sale, we have implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. As of January 11, 2023, the Company formed ResolutionRx Ltd, initially a wholly-owned subsidiary focused on pharmaceutical cannabinoids and EndeavourRx, the business unit focused on neuromodulators. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two lines of business.

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

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTC Pink Market listing and our low market capitalization as a result of our low stock price as well as the weakness of our balance sheet.

For this reason, the Company has affected an internal restructuring plan described above that we believe will further the aims of ResolutionRx and EndeavourRx, and may make it possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

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

On January 11, 2023, RespireRx established ResolutionRx Ltd, initially a wholly-owned subsidiary and an unlisted public company in Australia. On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement”) with iNGENu CRO Pty Ltd (“iNGENu”), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s research and development (“R&D”) program, including but not limited to conducting laboratory experiments to determine a final optimum dronabinol formulation, scaling up and manufacturing the chosen formulation for clinical use, preparing and submitting regulatory documents and designing and conducting clinical trials.

On January 27, 2023 ResolutionRx entered into a letter of intent and term sheet with Radium Capital (“Radium”) for a series of debt financings secured by the Australian Research and Development Tax Incentive (“R&DTI”), a tax credit or rebate available for the component of R&D activities that are qualified core and supporting activities. In the case of ResolutionRx, this is anticipated to be a 43.5% tax rebate, with up to, and at the discretion of ResolutionRx, 80% to be financed by Radium and collateralized by the rebate. The Company believes that these are two of the first steps taken in a series of anticipated transactions that will enable the debt and equity or equity-linked financing of ResolutionRx, to support its R&D efforts over the next approximately two and half to three years. RespireRx is in the process of entering into a Master Intercompany Services Agreement (“Master Services Agreement”) with ResolutionRx pursuant to which the Company will provide certain services to ResolutionRx for which RespireRx will be paid.

On May 18, 2023, ResolutionRx entered into a Letter of Intent with Cantheon Capital (“Cantheon” and “Cantheon LOI”) that describes an intended investment of US$3,125,000 by Cantheon in Australian Series A Preference Shares to be issued by ResolutionRx to support clinical trial research and development over the R&D period equal to 25% of the clinical trial costs of the cannabinoid program that are the subject of the Australian CRO Agreement with iNGENu. See Note 9. Subsequent Events.

On May 11, 2023, RespireRx entered into a Letter Agreement (“Letter Agreement”) with Viridian Capital Advisors (“VCA”) pursuant to which, VCA will perform the following services (“Valuation Services”): (i) review the Company’s intellectual property assets and licensing agreements as they relate to Company’s cannabinoid program, net of any associated liabilities, (ii) review the Company’s financial models and forecasts as they relate to the Company’s cannabinoid program and (iii) prepare the data, analytics and Company valuation report (“Valuation Report”) specifically with respect to the Company’s cannabinoid program. The Letter Agreement becomes effective upon payment by the Company of a minimum of the required deposit of $35,000. The Company entered this Letter Agreement as part of the process that began with the establishment of ResolutionRx, into which the net assets of the Company’s cannabinoid program are to be contributed. See Note 9. Subsequent Events.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $430,063 for the three-months ended March 31, 2023 and a net loss attributable to common stockholders of $2,102,720, and after accounting for deemed dividends, a total net loss of $3,972,993 for the fiscal year ended December 31, 2022, as well as negative operating cash flows of $29,188 for the three-months ended March 31, 2023 and $143,905 for the fiscal year ended December 31, 2022. The Company also had a stockholders’ deficiency of $12,310,383 at March 31, 2023 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, as of March 31, 2023, the Company has, with respect to ten of fourteen similar convertible notes outstanding, $930,907 maturity amount inclusive of accrued interest which have matured, but for which no notices of default have been received which must be paid or converted. The remaining four similar convertible notes outstanding as of March 31, 2023 have maturity dates that range from April 14, 2023 to May 31, 2023 and have maturity amounts inclusive of accrued interest as of March 31, 2023 of $137,630. See Note 4. Notes Payable. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee, but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities and liabilities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs and, in that regard, has formed an Australian subsidiary, ResolutionRx. In addition to the formation of ResolutionRx, such changes could include additional significant reorganizations, which may include the formation of one or more additional subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP and include the financial statements of RespireRx and its wholly-owned subsidiaries, Pier and ResolutionRx. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounting for potential liabilities, and the assumptions used in valuing stock-based compensation issued for services. Actual amounts may differ from those estimates.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded, non-exchange based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the value hierarchy within which each value measurement falls in its entirety, based on the lowest level input that is significant to the value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying amounts of financial instruments (consisting of cash, cash equivalents, and accounts payable and accrued expenses) are considered by the Company to be representative of the respective values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation Co., Ltd. (“SY Corporation”) and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date for companies like the Company. The Company considers the carrying amounts of the notes payable to officers, inclusive of accrued interest, to be representative of the respective values of such instruments due to the short-term nature of those instruments and their terms.

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

Capitalized Financing Costs

The Company presents debt issuance costs related to debt obligations in its condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt obligation, consistent with the presentation for debt discounts.

Convertible Notes Payable

Convertible notes are evaluated to determine if they should be recorded at amortized cost. To the extent that there are associated warrants or commitment shares of Common Stock, the convertible notes and equity or equity-linked securities are evaluated to determine if there are embedded derivatives to be identified, bifurcated and valued in connection with and at the time of such financing.

Debt and Other Liability Exchanges

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

Prepaid Insurance

Prepaid insurance represents the premium due in March 2023 for directors and officers insurance. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s condensed consolidated balance sheet at each reporting date and amortized to the Company’s condensed consolidated statement of operations for each reporting period.

Stock-Based Awards

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members, consultants and other vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers and directors, outside consultants and vendors measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated or condensed consolidated financial statements, as appropriate, over the vesting period of the awards.

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

The Company recognizes the value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated or condensed consolidated statements of operations, as appropriate. The Company issues new shares of common stock to satisfy stock option and warrant exercises.

There were no stock or stock option grants during the three-months ended March 31, 2023.

There were no stock options exercised during the three-months ended March 31, 2023 and 2022.

There were no warrants issued as compensation or for services during the three-months ended March 31, 2023 and 2022. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of March 31, 2023, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Foreign Currency Transactions

The note payable to SY Corporation, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States Dollar) at the exchange rate on the balance sheet date. The accounts for ResolutionRx are maintained in Australian dollars and are converted to U.S. dollars at the exchange rate on the balance sheet. In both cases, the foreign currency exchange gain or loss resulting from translation is recognized in the related condensed consolidated statements of operations.

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

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At March 31, 2023 and 2022 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2023	2022
Series B convertible preferred stock	1	1
Convertible notes payable	661,179,985	49,287,033
Common stock warrants	395,383,183	66,345,298
Common stock options	9,199,356	9,266,868
Total	1,065,762,525	124,899,200

Reclassifications

Certain comparative figures in 2022 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

4. Notes Payable

Convertible Notes Payable

The table below summarizes all convertible notes outstanding as of March 31, 2023. Those with similar characteristics outstanding as of March 31, 2023 are grouped separately. The following abbreviations are used in the column headings: DIC is Debt Issuance Cost, OID is Original Issue Discount, Wts are warrants, CNC is Capitalized Note Cost and BCF is Beneficial Conversion Feature. Also included are repayments by conversion, exchange or otherwise during or prior to the three-month period ended March 31, 2023:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CNC and BCF	Cumulative amortization of DIC, OID, Wts, CNC and BCF	Accrued coupon interest	Repayment by conversion, increase in principal amount, net where appropriate	Balance sheet carrying amount at March 31, 2023 inclusive

November 5, 2014	September 15, 2016[1]	$25,000	10%	$-	$-	$31,619	$-	$56,619
November 5, 2014	September 15, 2016[1]	25,000	10%	-	-	31,619	-	56,619
November 5, 2014	September 15, 2016[1]	25,000	12%	-	-	40,264	-	65,264

Sub-total		75,000		-	-	103,502	$-	178,502

December 31, 2018	February 28, 2019[2]	25,000	10%	-	-	12,995	-	37,995
January 2, 2019	February 28, 2019[2]	10,000	10%	-	-	5,243	-	15,243

Sub-total		35,000		-	$-	18,238	-	53,238

May 17, 2019	May 17, 2020[3]	50,000	10.00%	(50,000)	50,000	5,001	(52,253)	2,748
July 28, 2020	June 30, 2022[3]	53,000	8.00%	(13,000)	13,000	10,463	(16,247)	47,216
February 17, 2021	June 17, 2022[3]	112,000	10.00%	(112,000)	112,000	12,685	(80,000)	44,685
April 1, 2021	July 31, 2022[3]	112,500	10.00%	(112,500)	112,500	30,353	-	142,853
May 3, 2021	July 31, 2022[3]	150,000	10.00%	(150,000)	150,000	-	(150,000)	-
May 10, 2021	August 10, 2022[3]	150,000	10.00%	(150,000)	150,000	24,107	(13,213)	160,894
June 30, 2021	June 29, 2022[3]	115,000	10.00%	(115,000)	115,000	28,192	-	143,192
August 31, 2021	August 31, 2022[3]	115,000	10.00%	(109,675)	109,675	18,180	-	133,180
October 7, 2021	October 7, 2022[3]	115,000	10.00%	(96,705)	96,705	17,014	-	132,014
December 23, 2021	June 21, 2022[3]	87,000	10.00%	(36,301)	36,301	11,505	25,621	124,126
April 14, 2022	April 14, 2023[3]	27,778	10.00%	(15,936)	15,325	2,671	-	29,838
August 22, 2022	May 31, 2023[3]	66,667	10.00%	(6,667)	4,037	4,036	-	68,073
August 22, 2022	May 31, 2023[3]	22,222	10.00%	(2,222)	1,345	1,346	-	22,691
August 22, 2022	May 31, 2023[3]	16,667	10.00%	(1,667)	1,019	1,009	-	17,028

Sub-total		1,192,834		(971,673)	966,907	166,562	(286,092)	1,068,538

Total		$1,302,834		$(971,673)	$966,907	$288,302	$(286,092)	$1,300,278

[1]	These convertible notes were sold to investors in 2014 and 2015 (“Original Convertible Notes) and have a fixed interest rate of 10% per annum and in the case of the one note for which a notice of default has been received, 12%. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and are convertible into an aggregate of 1,545 shares of Common Stock as of March 31, 2023. As of March 31, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $65,264, of which $40,264 was accrued interest.

[2]	On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $18,238 as of March 31, 2023. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable.

[3]	These fourteen convertible notes were issued between May 17, 2019 and August 22, 2022. They all currently have similar terms including conversion prices that generally are or are likely to be $0.0015 per share of Common Stock. Ten matured prior to March 31, 2023 and four have or will expire between April 14, 2023 and May 31, 2023.The Company has initiated discussions with all note holders regarding maturity date extensions. The Company has not received any notices of default with respect to these notes. These notes contain, among other provisions, most favored nation provisions, reserve requirements and default interest rates.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2023, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	519,159	507,330
Foreign currency transaction adjustment	(101,226)	(73,641)
	$817,707	$833,463

Interest expense with respect to this promissory note was $11,829 for each of the three-months ended March 31, 2023 and 2022, respectively.

Notes Payable to Officers and Former Officers

For the three-months ended March 31, 2023 and 2022, $3,671 and $3,338 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively. At March 31, 2023, amounts owed to Dr. Lippa, including notes payable, advances and accrued interest were $408,243.

In addition, Dr. Lippa periodically makes advances to the Company which are re-payable upon demand, do not accrue interest and are included in the total of notes payable to Officers.

For the three-months ended March 31, 2023 and 2022, $5,566 and $5,060, respectively, was charged to interest expense with respect to former executive officer, Dr. James S. Manuso’s notes. At March 31, 2023, amounts owed to Dr. Manuso, including one note payable and accrued interest were $231,310.

Other Short-Term Notes Payable

Other short-term notes payable at March 31, 2023 and December 31, 2022 consisted primarily of premium financing agreements with respect to the Company’s directors and officers liability insurance policies. At March 31, 2023, a premium financing agreement was payable in the initial amount of $96,408 (prior to payment of a deposit of $19,228 which was paid in May 2023), with interest at 8.99% per annum, in nine monthly installments of $8,900. At March 31, 2023 and December 31, 2022, the aggregate amount of the short-term notes payable was $96,408 and $15,847 respectively.

5. Settlement and Payment Agreements

Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx -University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,000 payments by the Company to UIL are eliminated and the unpaid amount of $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. See Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement for more details.

Effective August 1, 2022, the Company and the Company’s former legal counsel, entered into a payment settlement agreement and release pursuant to which the Company and its former legal counsel agreed that the Company owed $2,608,914 to such counsel and that under the terms of the agreement the amount owed and payable by wire transfer on or before December 30, 2022 shall be $250,000. If that amount was paid on or before December 30, 2022, certain mutual releases would become effective and no further amounts would be due. If the $250,000 amount was not paid by December 30, 2022, the section of the agreement related to mutual releases would be null and void ab initio and the amount immediately due and payable by the Company to its former counsel would be adjusted to $2,608,914 less any amounts paid on or after the date of the agreement. The amount due by December 30, 2022 was not paid and the payment settlement agreement was amended to call for a payment of $350,000 by February 15, 2023, which amount was also not paid. The Company and its former legal counsel are in discussions regarding further revised payment settlement terms. The amount due to the Company and its former legal counsel included in accounts payable as of March 31, 2023 is $2,608,914.

Effective January 31, 2022, the Company’s former President and Chief Executive Officer and Member of the Board of Directors, Timothy Jones, resigned his officer positions as well as from the Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement (“SA”) dated February 8, 2022. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company, all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022. All such amounts are included in accrued compensation as of March 31, 2023 and December 31, 2022. Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship (“UIC”) with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of December 31, 2022 and March 31, 2023. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx paid an aggregate of $175,000 on or before March 31, 2022, the amounts would have been considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. According to the terms of the agreement, if an aggregate of $175,000 was not paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. Payment was not made and the original amount of $234,657 has been recorded in accounts payable at March 31, 2023. The Company remains in discussions with an agent on behalf of UIC to establish a new payment settlement schedule.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021. The Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of March 31, 2023 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement in August, October and December 2021. The Company has not made the any of the payments due on or after October 1, 2021. On March 3, 2022, Company’s then counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement, which stated that Sharp may exercise its remedies. Company’s then counsel communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the management believes indicates that either a new Writ of Execution was established or the original writ was re-established.

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

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 commenced on November 15, 2021, followed by twelve monthly payments of $10,000 which commenced on November 15, 2022, followed by twelve monthly payments of $15,000 commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company had received one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, would have been accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548 during the fiscal year ended December 31, 2021. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments thereafter. Of the $390,000 total amount due, $174,000 has been reflected as long-term liabilities and the remaining amount has been reflected in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet as of March 31, 2023.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at March 31, 2023 and December 31, 2022.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of March 31, 2023 and consolidated financial statements as of December 31, 2022 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2023 and December 31, 2022, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of March 31, 2023 and December 31, 2022 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

As of March 31, 2023, there were 1,376 shares of Series H Preferred Stock designated and available for issuance.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of March 31, 2023 and December 31, 2022, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

On April 3, 2023 and April 12, 2023, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of its Series I Preferred Stock and a Certificate of Designation of Series J 8% Redeemable Preferred Stock with the Secretary of State of the state of Delaware, respectively, and amended the Company’s certificate of incorporation on each date. See Note 9. Subsequent Events.

Common Stock

RespireRx has authorized 2,000,000,000 shares of Common Stock, par value $0.001 (“Common Stock”). There are 144,326,672 shares of the Company’s Common Stock outstanding as of March 31, 2023. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 776,233,719 shares of the Company’s Common Stock available for future issuances as of March 31, 2023. No options were exercised during the three-month period ended March 31, 2023. During that period, warrants exercisable into 24,300,000 shares of Common Stock if exercised on a cash basis were exercised on a cashless basis resulting in the issuance of 18,782,396 shares of Common Stock. No warrants or options were exercised after March 31, 2023. No warrants or options expired during the three-month period ended March 31, 2023. In April, 2023, 23,881 warrants and 31,039 options expired. See Note 9. Subsequent Events.

Common Stock Warrants

A summary of warrant activity for the three-months ended March 31, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding and exercisable at December 31, 2022	419,683,183	$0.0074	3.28
Exercised	(24,300,000)	0.0015	-
Issued	-	-
Expired	-	-
Warrants outstanding and exercisable at March 31, 2023	395,383,183	$0.0076	3.17

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2023:

Exercise Price		Warrants Outstanding and Exercisable (Shares)	Expiration Dates
	$0.0015	369,582,308	September 30, 2023-April 14, 2027
	$0.0389	208,227	May 10, 2026
	$0.0470	172,341	May 3, 2026
	$0.0700	25,377,426	September 30, 2023
	$15.0000	19,000	December 30, 2023
	$15.7500	23,881	April 30, 2023
$
		395,383,183

Based on a value of $0.0039 per share on March 31, 2023, there were 369,582,308 exercisable in-the-money common stock warrants as of March 31, 2023.

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

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of March 31, 2023, there are 6,325 share available in the 2014 Plan.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of March 31, 2023, there are 13,670,110 shares available in the 2015 Plan. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the three-months ended March 31, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2022	9,199,356	$0.592	3.74
Granted	-	-	-
Expired	-	-	-
Options outstanding and exercisable at March 31, 2023	9,199,356	$0.592	2.74

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2023:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	2,194,444	December 31, 2026
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$159.25	254,912	254,912	April 5, 2023 - December 9, 2027
	9,199,356	9,199,356

There was no deferred compensation expense for the outstanding and unvested stock options at March 31, 2023.

Based on a fair value of $0.0039 per share on March 31, 2023, there were no exercisable in-the-money common stock options as of March 31, 2023.

Reserved and Unreserved Shares of Common Stock

As of March 31, 2023, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 144,326,672 are issued and outstanding. As of March 31, 2023, there were outstanding options to purchase 9,199,356 shares of Common Stock and 6,325 and 13,670,110 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of March 31, 2023, there are 661,179,985 issuable upon conversion of convertible notes. As of March 31, 2023, there are 395,383,183 shares that may be issued upon exercise of outstanding warrants. As of March 31, 2023, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, the Company is reserving 1,079,439,609 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and withdrew its membership with FINRA and its registration with the SEC in July 2021. Although Aurora has not provided services to RespireRx during the three-months ended March 31, 2023 or the fiscal year ended December 31, 2022, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of March 31, 2023.

A description of advances and notes payable to officers is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of March 31, 2023, consolidated financial statements as of December 31, 2022 and condensed consolidated financial statements as of March 31, 2022 with respect to such matters. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, has provided his services to the Company on an at will and month-to-month basis. Since agreeing to a payment and settlement agreement, the Company has contracted for his services on a prepaid hourly basis at a rate of $250 per hour, through his consulting firm, DNA Healthlink, Inc. See Note 5. Payment and Settlement Agreements for a description of the current payment terms. During the three-month period ended March 31, 2023 Mr. Purcell did not provide any services to the Company.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the three-month periods ended March 31, 2023 and 2022, Mr. Dickason did not provide any services to the Company.

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

Certain payments under the UWMRF Patent License Agreement have not been paid by the Company. The Company is in regular discussions with UWMRF regarding when the Company may be able to commence making payments. The Company has not received a notification of default either during or before the three-month period ended March 31, 2023 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s condensed consolidated financial statements as of March 31, 2023 in accounts payable and accrued expenses.

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due totaling $50,000 on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of March 31, 2023.

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

During the three-months ended March 31, 2023 and 2022, the Company recorded charges to operations of $0 and $25,000, respectively representing the annual minimum royalty, which is included in research and development expenses in the Company’s condensed consolidated statement of operations. The $100,000 from the fiscal year ended December 31, 2021 was reversed as a result of the effectiveness of the 2nd Amendment as of December 15, 2022 and the estimate for the fiscal year ended December 31, 2022 was $0.

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

There was no activity during the three-month periods ended March 31, 2023 or 2022 with respect to the Purisys Agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2023, aggregating $423,285. License agreement amounts included in the 2023 column represent amounts contractually due from April 1, 2023 through December 31, 2023 (nine months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2023 column represent amounts contractually due from April 1, 2023 through September 30, 2023 (six months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2023	2024	2025	2026	2027
License agreements	$92,685	$37,685	$10,000	$15,000	$15,000	$15,000
Employment agreements (1)	330,600	330,600	-	-	-	-
Total	$423,285	$368,285	$10,000	$15,000	$15,000	$15,0000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements.”

9. Subsequent Events

Establishment of Series I Preferred Stock and Series J Preferred Stock

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

Exchange and Exchange and Settlement Agreements

On April 12, 2023, RespireRx entered into an exchange agreement and two exchange and settlement agreements with two executive officers and one vendor collectively, the “Series J Settlement Agreements” and the executive officers and vendor are referred to herein as the “Series J Exchangers.”

Pursuant to the terms of the Settlement Agreements, the Company, in exchange for the issuance of Series J Preferred Stock to the Exchangers, the Exchangers exchanged or settled their rights to receive an aggregate of $570,000 of accrued compensation or debt, advances or other liabilities owed to them. The Series J Preferred Stock is transferrable to Affiliates as such term is defined in the Series J Certificate of Designation. The two executives immediately transferred all of their shares of Series J Preferred Stock to separate trusts of which each is separately the grantor and that are Affiliates of each. The vendor immediately transferred its shares to an individual Affiliate of the vendor.

The Settlement Agreements, the transfer requests and the Series J Certificate of Designation and the delivery of the Series J Preferred Stock was approved by the Company’s Board of Directors.

Convertible Note Conversion

On April 17, 2023 and May 10, 2023, a convertible note holder converted as partial conversions, an aggregate of $18,050 of principal, and $1,000 of conversion fees for a total of $19,050 at a conversion price of $0.015 resulting in the issuance of 12,700,000 shares of Common Stock.

Advance from Officer

On May 16, 2023 and May 17, 2023, the Company’s Interim President, Interim Chief Executive Officer and Chief Scientific Officer advanced $81,500 to the Company which funds were used to pay certain accounts payable. This advance is identical in nature to several advances made in prior periods by the same officer for similar purposes. It is anticipated that additional advances will be made and exchanged for a demand promissory note payable and warrants.

Advance from Controller

On April 28, 2023, Marc M. Radin, the Company’s controller, advanced $28,128 which funds were used to remit the deposit and the first monthly installment with respect to the directors and officers liability insurance policy. It is anticipated that $25,000 of this advance will be exchanged for a demand promissory note payable and warrants.

Warrant and Option Expirations

In April, 2023, 23,881 warrants and 31,039 options expired. The warrants had an exercise price of $15.75 per share of Common Stock and the options had an exercise price of $11.20 per share of Common Stock.

Letter Agreement for Valuation Report

On May 11, 2023, RespireRx entered into a Letter Agreement (“Letter Agreement”) with Viridian Capital Advisors (“VCA”) pursuant to which, VCA will perform the following services (“Valuation Services”): (i) review the Company’s intellectual property assets and licensing agreements as they relate to Company’s cannabinoid program, net of any associated liabilities, (ii) review the Company’s financial models and forecasts as they relate to the Company’s cannabinoid program and (iii) prepare the data, analytics and Company valuation report (“Valuation Report”) specifically with respect to the Company’s cannabinoid program. The Letter Agreement becomes effective upon payment by the Company of at least a minimum of the required deposit of $35,000. The Company entered this Letter Agreement as part of the process that began with the establishment of ResolutionRx, into which the net assets of the Company’s cannabinoid program are to be contributed.

Letter of Intent for Financing ResolutionRx

On May 18, 2023, ResolutionRx entered into a Letter of Intent with Cantheon Capital (“Cantheon” and “Cantheon LOI”) that describes an intended investment of US$3,125,000 by Cantheon in Australian Series A Preference Shares to be issued by ResolutionRx, to support, over the R&D period, 25% of the clinical trial costs of the cannabinoid program that are the subject of the Australian CRO Agreement with iNGENu. The Cantheon LOI calls for the initial pricing of the Series A Preference Shares at 90% of the value of the net assets of the Company’s cannabinoid program in the Valuation Report with a price on a per Series A Preference Share basis of 90% of a maximum value for the cannabinoid program net of any associated liabilities of US$25,000,000. Among other provisions, the Series A Preference Shares have broad-based anti-dilution protections, are convertible at the option of the holder into Ordinary Shares of ResolutionRx on a 1:1 basis, subject to adjustment, and are also mandatorily convertible under certain circumstances. The Series A Preference Shares may be offered to sophisticated or professional investors in Australia and to accredited investors in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document, as well as the audited consolidated financial statements, notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be contributed to what could be, wholly-owned subsidiaries, joint ventures, licenses or sub-licenses, or even sold and has initiated efforts to do so.

In order to facilitate our business activities and product development and to set up our programs for development by subsidiaries, partnering or sale, we have implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. As of January 11, 2023, the Company formed ResolutionRx Ltd, initially a wholly-owned subsidiary focused on pharmaceutical cannabinoids and EndeavourRx, a the business unit focused on neuromodulators. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two lines of business.

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

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTC Pink Market listing and our low market capitalization as a result of our low stock price as well as the weakness of our balance sheet.

For this reason, the Company has affected an internal restructuring plan described above that we believe will further the aims of ResolutionRx and EndeavourRx, and may make it possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

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

On January 11, 2023, the Company established ResolutionRx Ltd, initially a wholly-owned subsidiary of RespireRx, as an unlisted public company in Australia an. On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement) with iNGENu CRO Pty Ltd (iNGENu), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s research and development (“R&D”) program, including but not limited to conducting laboratory experiments to determine a final optimum dronabinol formulation, scaling up and manufacturing the chosen formulation for clinical use, preparing and submitting regulatory documents and designing and conducting clinical trials. In addition, on January 27, 2023 ResolutionRx entered into a letter of intent and term sheet with Radium Capital (“Radium”) for a series of debt financings secured by the Australian Research and Development Tax Incentive (“R&DTI”), a tax credit or rebate available for the component of R&D activities that are qualified core and supporting activities. In the case of ResolutionRx, this is anticipated to be a 43.5% tax rebate, with up to, and at the discretion of ResolutionRx, 80% to be financed by Radium and collateralized by the rebate. The Company and ResolutionRx believe that these are two of the first steps taken in a series of anticipated transactions that will enable the debt and equity or equity-linked financing of ResolutionRx, to support its R&D efforts over the next approximately two and half to three years. RespireRx is in the process of entering into a Master Services Agreement (“Master Services Agreement”) with ResolutionRx pursuant to which the Company will provide certain services to ResolutionRx for which the Company will be paid.

Recent Developments

University of Illinois at Chicago 2014 License Agreement Second Amendment

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement in the notes to condensed consolidated financial statements for the three-months ended March 31, 2023, included in this report.

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

Series I Preferred Stock and Series J Preferred Stock

See Note 9. Subsequent Events - Establishment of Series I Preferred Stock and Series J Preferred Stock to our condensed consolidated financial statements at March 31, 2023.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at March 31, 2023.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 3 to the Company’s condensed consolidated financial statements at March 31, 2023.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 3. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at March 31, 2023.

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

See Critical Accounting Policies and Estimates in our 2022 Form 10-K for a complete description.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three-months Ended March 31,
	2023	2022

Operating expenses:
General and administrative	$291,949	$495,793
Research and development	98,425	121,159

Total operating costs and expenses	390,374	616,952

Loss from operations	(390,374)	(616,952)
Interest expense, including related parties	(67,272)	(259,647)
Foreign currency transaction gain	27,583	16,436

Net loss attributable to common stockholders	$(430,063)	$(860,163)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	137,182,491	97,894,276

Three-months Ended March 31, 2023 and 2022

Revenues. The Company had no revenues during the three-months ended March 31, 2023 and 2022.

General and Administrative. For the three-months ended March 31, 2023 general and administrative expenses were $291,949, a decrease of $203,844, as compared to $495,793 for the three-months ended March 31, 2022. The decrease in general and administrative expenses for the three-months ended March 31, 2023, as compared to the three-months ended March 31, 2022, is primarily due to the write off of $177,883 of deferred financing costs during the three-months ended March 31, 2022 without a similar item during the three-month period ended March 31, 2023 and a decrease of $23,591 in legal fees, a decrease of $8,926 in insurance costs, a decrease of $14,713 in financial market listing fees due to the Company’s downlisting to the OTC Pink Market and smaller increases and decreases in other general and administrative expense categories.

Research and Development. For the three-months ended March 31, 2023, research and development expenses were $98,425, a decrease of $22,734, as compared to $121,159 for the three-months ended March 31, 2022. The decrease in license fees of $25,000 related to research and development associated with the 2nd Amendment to the 2014 Patent Agreement, offset by an increase in consulting fees of $3,925 and a decrease is research and development insurance related expenses of $1,659 for the three-months ended March 31, 2023, as compared to the three-months ended March 31, 2022.

Interest Expense. During the three-months ended March 31, 2023, interest expense was $67,272 as compared to $259,647 for the three-months ended March 31, 2022. The decrease of $192,375 is primarily the result of a full quarter of interest and the amortization to interest expense of debt discounts and capitalized note costs associated with new convertible debt that achieved nearly full amortization for most of the convertible debt discounts during the three-month period ended March 31, 2022 leaving a smaller amortization during the three-months ended March 31, 2023.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $27,583 for the three-months ended March 31, 2023, as compared to a foreign currency transaction gain of $16,436 for the three-months ended March 31, 2022. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended March 31, 2023, the Company incurred a net loss of $430,063 as compared to a net loss of $860,163 for the three-months ended March 31, 2022.

Liquidity and Capital Resources - March 31, 2022

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $430,063 and net losses from operations of $390,374 for the three-months ended March 31, 2023 and a net loss attributable to common stockholders after deemed dividends of $3,972,993, a net loss of $2,102,720 and a net loss from operations of $1,579,355 for the fiscal year ended December 31, 2022, and negative operating cash flows of $29,188 for the three-months ended March 31, 2023 and $143,905 for the fiscal year ended December 31, 2022, had a stockholders’ deficiency of $12,191,383 at March 31, 2023, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2023, the Company had a working capital deficit of $12,191,383, as compared to a working capital deficit of $11,706,321 at December 31, 2022 reflecting an increase in the working capital deficit of $485,062 for the three-months ended March 31, 2023. The increase in the working capital deficit is primarily due to an increase accounts payable and accrued expenses of $227,626, an increase in accrued compensation and benefits of $185,300 and an increase in convertible notes payable of $41,963. There was also a net increase in current assets of $73,106 primarily as a result of in an increase in prepaid insurance of $73,056. There was an increase in short-term financings of insurance premiums payable of $80,561.

At March 31, 2023, the Company had cash of $138, as compared to $88 at December 31, 2022, reflecting an increase in cash of $50 for the three-months ended March 31, 2023.

The limited cash of $29,238 raised in financings during the three-months ended March 31, 2023 were utilized for working capital. The financings completed during fiscal year ended December 31, 2022 were utilized to pay general and administrative and research and development expenses or the related accounts payable, including, but not limited to, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes have included and could include, in the future, significant reorganizations, which has included the formation of one subsidiary and may include in the future, the formation of one or more additional subsidiaries into which one of the programs is in the process of being contributed and additional programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the three-months ended March 31, 2023, operating activities utilized cash of $29,188, as compared to utilizing cash of $23,133 for the three-months ended March 31, 2022, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the three-months ended March 31, 2023, financing activities consisted of $29,238 of advances from an executive officer.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at March 31, 2023.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2023.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements at March 31, 2023.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2023, aggregating $423,285 is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments to our condensed consolidated financial statements at March 31, 2023.

Off-Balance Sheet Arrangements

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. The Company is current in its SEC periodic reporting obligations, but as of the date of the filing of this Report, the Company had not yet established adequate internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at March 31, 2023 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s 2022 Form 10-K. The Risk Factors set forth in the 2022 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2022 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three-months ended March 31, 2023 that were not disclosed by the Company on a Current Report on Form 8-K. There were exercises of warrants as disclosed in Note 6. Stockholders’ Deficiency – Common Stock of our condensed consolidated financial statements at March 31, 2023.

Additional information with respect to the transactions described above is provided in the Notes to the condensed consolidated financial Statements for the three-months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2023, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	519,159	507,330
Foreign currency transaction adjustment	(101,226)	(73,641)
	$817,707	$833,463

Interest expense with respect to this promissory note was $11,829 for the three-months ended March 31, 2023 and 2022, respectively.

Default on Convertible Notes Payable

As of March 31, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $65,264, of which $40,264 was accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Certificate of Designation, Preferences, Rights and Limitations of Series J 8% Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.2	Exchange Agreement with Jeff Eliot Margolis dated April 12, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.3	Exchange and Settlement Agreement with Arnold Lippa dated April 12, 2023 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.4	Exchange and Settlement Agreement with Marc M Radin, PC dated April 12, 2023 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.5	Transfer Letter Agreement with Jeff Eliot Margolis dated April 12, 2023 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.6	Transfer Letter Agreement with Arnold Lippa dated April 12, 2023 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.7	Transfer Letter Agreement with Marc M Radin, PC dated April 12, 2023 (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 13, 2023).

10.8	Certificate of Designation, Preferences, Rights and Limitations of Series I 8% Redeemable Preferred Stock (incorporated by reference to Exhibits 3.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 6, 2023).

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 6, 2023).

99.1	ResolutionRx Ltd Constitution dated 24 April 2023 with Schedule 1, ResolutionRx Ltd Certificate of Designation of Series A Preference Shares Terms as lodged in Australia 1 May 2023 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 5, 2023).

99.2	ResolutionRx Ltd and iNGENu CRO Pty Ltd Services Agreement dated 27 Februay 2023 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 1, 2023).

99.3	Letter of Intent dated January 27, 2023 by ResolutionRx Ltd. and Radium Capital (incorporated by reference to Exhibits 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 1, 2023).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 22, 2023	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer and Chief Scientific Officer

Date: May 22, 2023	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

