Form 10-Q
period 2023-06-30
RespireRx Pharmaceuticals Inc.
filed 2023-08-21
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 18, 2023, the Company had 275,728,647 shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

In this Quarterly Report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation (“RespireRx”), and, unless the context indicates otherwise, its consolidated subsidiaries, ResolutionRx Ltd (“ResolutionRx”) and Pier Pharmaceuticals, Inc. (“Pier”).

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc., referred to herein as our “Q2 2023 Quarterly Report” (“RespireRx” and together with RespireRx’s wholly-owned subsidiaries, ResolutionRx Ltd (“ResolutionRx”) and Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Q2 2023 Quarterly Report.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023 (the “2022 Form 10-K”) and as may be included in this Q2 2023 Quarterly Report.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Q2 2023 Quarterly Report. We cannot assure you that the forward-looking statements in this Q2 2023 Quarterly Report or in our 2022 Form 10-K will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Q2 2023 Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Q2 2023 Quarterly Report and our 2022 Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in this Q2 2023 Quarterly Report and 2022 Form 10-K. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Current assets:
Cash and cash equivalents	$7,321	$88
Deferred financing costs	6,661	-
Prepaid research and development	50,105	-
Prepaid expenses	77,189	22,693

Total current assets	141,276	22,781

Total assets	$141,276	$22,781

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties (Note 5)	$5,889,542	$5,724,390
Accrued compensation and related expenses	3,446,608	3,296,008
Convertible notes payable, currently due and payable on demand, including accrued interest of $381,026 and $252,881 at June 30, 2023 and December 31, 2022 (Note 4)	1,289,854	1,258,315
Note payable to SY Corporation, including accrued interest of $531,251 and $507,330 at June 30, 2023 and December 31, 2022, payment obligation currently in default (Note 4)	819,738	833,463
Notes and advances payable to officers and affiliates, including accrued interest (Note 4)	466,465	375,334
Notes payable to former officer, including accrued interest (Note 4)	236,938	225,744
Other short-term notes payable	60,483	15,847

Total current liabilities	12,209,628	11,729,101

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements, net of current portion included in accounts payable at June 30, 2023 and December 31, 2022 (Note 5)	74,000	174,000

Total long-term liabilities	74,000	174,000

Total liabilities	12,283,628	11,903,101

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Series I 8% Redeemable Preferred Stock, par value $0.001, stated value $100.00, 3,500 shares authorized, 709 shares issued and outstanding at June 30, 2023	70,891	-
Series J 8% Voting, Participating, Redeemable Preferred Stock, par value $0.001, stated value $100.00, 15,000 shares authorized, 5,799 shares issued and outstanding at June 30, 2023	579,870	-
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 220,728,647 outstanding at June 30, 2023 and 125,544,276 at December 31, 2022, respectively	220,729	125,544
Additional paid-in capital	164,133,404	164,030,289
Accumulated deficit	(177,168,949)	(176,057,856)

Total stockholders’ deficiency	(12,142,352)	(11,880,320)

Total liabilities and stockholders’ deficiency	$141,276	$22,781

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative, including related parties	$367,644	$211,376	$659,562	$707,170
Research and development, including related parties	98,215	141,099	196,640	262,257
Total operating expenses	465,859	352,475	856,202	969,427
Loss from operations	(465,859)	(352,475)	(856,202)	(969,427)
Interest expense, including related parties	(225,049)	(179,521)	(292,321)	(439,169)
Foreign currency transaction gain	9,878	51,708	37,430	68,145

Net loss	$(681,030)	$(480,288)	$(1,111,093)	$(1,340,451)
Dividends on preferred stock and deemed dividends associated with most-favored nation provisions of convertible notes	$(10,761)	$(351,738)	$(10,761)	$(351,738)
Net loss attributable to common stockholders	$(691,791)	$(832,026)	$(1,121,854)	$(1,692,189)

Net loss per common share - basic and diluted	$(0.004)	$(0.008)	$(0.007)	$(0.017)

Weighted average common shares outstanding - basic and diluted	168,213,521	106,081,803	158,402,599	102,010,657

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months and Six-months Ended June 30, 2023

	Series B		Series I		Series J
	Convertible		8%		8%				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2022	37,500	$21,703	-	$-	-	$-	125,544,276	$125,544	$164,030,289	$(176,057,856)	$(11,880,320)
Common Stock issued upon cashless warrant exercises	-	-	-	-	-	-	18,782,396	18,783	(18,783)		0
Net loss	-	-	-	-	-	-	-	-	-	(430,063)	(430,063)
Balance, March 31, 2023	37,500	$21,703	-	$-	-	$-	144,326,672	$144,327	$164,011,506	$(176,487,919)	(12,310,383)
Issuance of Series I Preferred Stock	-	-	700	70,000	-	-	-	-	-	-	70,000
Accrued dividends on Series I Preferred Stock	-	-	9	891	-	-	-	-	(891)	-	0
Issuance of Series J Preferred Stock	-	-	-	-	5,700	570,000	-	-		-	570,000
Accrued dividends on Series J Preferred Stock	-	-	-	-	99	9,870	-	-	(9,870)	-	0
Issuance of common stock upon convertible notes conversions	-	-	-	-	-	-	56,039,999	56,040	28,021	-	84,061
Issuance of common stock upon cashless exercise of warrants	-	-	-	-	-	-	20,361,976	20,362	(20,362)	-	0
Warrant issuances with respect to Demand Promissory Notes	-	-	-	-	-	-	-	-	125,000	-	125,000
Net loss	-	-	-	-	-	-	-	-	-	(681,030)	(681,030)
Balance, June 30, 2023	37,500	$21,703	709	$70,891	5,799	$579,870	220,728,647	$220,729	$164,133,404	$(177,168,949)	$(12,142,352)

Three-months and Six-months Ended June 30, 2022

	Series B		Series I		Series J
	Convertible		8%		8%				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency
Balance, December 31, 2021	37,500	$21,703	-	$-	-	$-	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Net loss	-	-	-	-	-	-	-	-	-	(860,163)	(860,163)
Balance, March 31, 2022	37,500	21,703	-	-	-	-	97,894,276	97,894	163,827,781	(174,815,299)	(10,867,921)
Warrant value for issuance of convertible note	-	-	-	-	-	-	-	-	25,000	-	25,000
Issuance of common stock upon convertible notes conversions	-	-	-	-	-	-	19,175,000	19,175	172,575	-	191,750
Net loss	-	-	-	-	-	-				(480,288)	(480,288)
Balance, June 30, 2022	37,500	21,703	-	$-	-		117,069,276	$117,069	$164,025,356	$(175,295,587)	$(11,131,459)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,111,093)	$(1,340,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount, capitalized note costs and debt discounts to interest expense	11,076	336,728
Foreign currency transaction (gain) loss	(37,646)	(68,145)
Changes in operating assets and liabilities:
Increase (decrease) in cash from
Deferred financing costs	(6,661)	177,883
Prepaid expenses	(104,601)	47,619
Accounts payable and accrued expenses	205,970	304,382
Accrued compensation and related expenses	360,600	360,100
Officer and affiliate liabilities, including accrued interest	340,312
Accrued interest payable and notes payable	184,276	96,762
Net cash used in operating activities	(157,767)	(85,122)

Cash flows from financing activities:
Proceeds from preferred stock financings	70,000	-
Proceeds from convertible note financing	-	25,000
Proceeds from demand promissory notes	95,000	-
Payment of fees associated with conversions of convertible notes by issuance of stock	-	1,500
Borrowings on or repayments of short-term notes payable	-	(37,752)
Proceeds from or repayment of officer advance	-	94,997
Net cash provided by financing activities	165,000	83,745

Cash and cash equivalents:
Net increase (decrease)	7,233	(1,377)
Balance at beginning of period	88	1,398
Balance at end of period	$7,321	$21

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six-months Ended June 30,
	2023	2022

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$4,728	$5,657
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deferred financing costs	$11,075	$-
Insurance policies	$96,470	95,850
Reclassification of long-term liabilities to short-term liabilities	$100,000	$60,000
Debt discounts established for convertible debt	$-	$25,000
Accrued compensation, accounts payable and other liabilities exchanged or settled for equity	$570,000	$-
Debt and accrued interest and related fees converted to common stock	$84,060	$190,250
Cashless warrant exercises	$39,145	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now a wholly-owned subsidiary. Pier was a clinical stage biopharmaceutical company developing a pharmacologic treatment for obstructive sleep apnea (“OSA”) and had been engaged in research and clinical development activities which activities are now in RespireRx’s wholly-owned subsidiary ResolutionRx Ltd (“ResolutionRx”). On January 11, 2023, RespireRx formed as a wholly-owned subsidiary, ResolutionRx, an unlisted public company in Australia, into which RespireRx, as of August 3, 2023, has contributed its cannabinoid platform described below.

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

In order to facilitate our business activities and product development and to set up our programs for development by subsidiaries, partnering or sale, we have implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. As of January 11, 2023, RespireRx had formed ResolutionRx, initially a wholly-owned subsidiary focused on pharmaceutical cannabinoids and previously, EndeavourRx, as a business unit focused on our neuromodulators. The Company will use, at least initially, its management personnel to provide management, research and development, operational and oversight services to these two lines of business.

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

Like ResolutionRx, which as of January 11, 2023, was organized as a wholly-owned subsidiary, of RespireRx, management also intends to organize our EndeavourRx business unit, in part or in whole, into one or more subsidiaries that would conduct research and development of our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

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

For this reason, the Company has affected an internal restructuring plan described above that we believe will further the aims of RespireRx, ResolutionRx and EndeavourRx, and may make it possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

The Company is also engaged in business development efforts (licensing/sublicensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. We believe that some or all of our assets should be licensed, sublicensed, joint ventured or even sold and have initiated efforts to do so. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favorable to the Company.

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

On May 11, 2023, RespireRx entered into a Letter Agreement (“Letter Agreement”) with Viridian Capital Advisors (“VCA”) pursuant to which, VCA would perform the following services (“Valuation Services”): (i) review the Company’s intellectual property assets and licensing agreements as they relate to Company’s cannabinoid program, net of any associated liabilities, (ii) review the Company’s financial models and forecasts as they relate to the Company’s cannabinoid program and (iii) prepare the data, analytics and Company valuation analysis (“Valuation Analysis”) specifically with respect to the Company’s cannabinoid program. The Letter Agreement became effective on May 22, 2023. The Company entered this Letter Agreement as part of the process that began with the establishment of ResolutionRx, into which the net assets of the Company’s cannabinoid program have been contributed via license and sublicense in exchange for 25,000,000 Ordinary Shares of ResolutionRx, all as of August 3, 2023. RespireRx received the final Valuation Analysis on August 7, 2023. See Note 9. Subsequent Events.

On August 3, 2023, Respirerx entered into a License Agreement with ResolutionRx See Note 9. Subsequent Events - Entry into License Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx entered into a Sublicense Agreement with ResolutionRx - See Note 9. Subsequent Events - Entry into Sublicense Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx entered into a Stock Transfer Agreement with ResolutionRx - See Note 9. Subsequent Events – Entry into Stock Transfer Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx entered into a Master Intercompany Services Agreement with ResolutionRx - See Note 9. Subsequent Events – Entry into Master Intercompany Services Agreement with ResolutionRx Ltd

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and net losses attributable to common stockholders of $681,030 and $691,791 for the three-months ended June 30, 2023, respectively, and net losses and net losses attributable to common stockholders of $1,111,093 and $1,121,854 for the and six-months ended June 30, 2023, respectively. The 2023 net losses attributable to common stockholders was after accounting for dividends on the Series I Preferred Stock and Series J Preferred Stock. The Company incurred a net a loss of $480,288 and $1,340,451 for the three-months and six-months ended June 30, 2022, respectively and a net loss attributable to common stockholders of $832,026 and $1,692,189 for the three-months and six-months ended June 30, 2022 after accounting for deemed dividends associated with most-favored nation provisions of convertible notes, and a total net loss of $3,972,993 for the fiscal year ended December 31, 2022, as well as negative operating cash flows of $157,767 for the six-months ended June 30, 2023 and $143,905 for the fiscal year ended December 31, 2022. The Company also had a stockholders’ deficiency of $12,142,352 at June 30, 2023 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, as of June 30, 2023, the Company has, with respect to fourteen similar convertible notes outstanding after eight partial conversions of principal or interest during the three-months and six-months ended June 30, 2023, $1,289,854 maturity amount inclusive of accrued interest which have matured, but for which no notices of default have been received, which must be paid or converted. See Note 4. Notes Payable. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, including legal fees, are deferred until the related financing is either completed or abandoned or is unlikely to be completed.

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

Prepaid Insurance

Prepaid insurance represents the premium that was due in March 2023 for directors and officers insurance. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s condensed consolidated balance sheet at each reporting date and amortized to the Company’s condensed consolidated statement of operations for each reporting period.

Stock-Based Awards

The Company periodically issues common stock and stock options and phantom stock (collectively, “Stock-Based Awards”) to officers, directors, Scientific Advisory Board members, consultants and other vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers and directors, outside consultants and vendors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated or condensed consolidated financial statements, as appropriate, over the vesting period of the awards.

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

Phantom stock awards, which are sometimes subject to time-based vesting, are measured at the award date fair value, if measurable. As the phantom stock awards vest, the Company recognizes the expense, if measurable, upon vesting. To the extent that the value of phantom stock awards is not measurable on the award date, measurement only being possible on the satisfaction of certain contingent events that may not be predictable and measurable at the time of the award, the Company recognizes the expense as a change in an estimate as of the date on which the contingent event becomes predictable and measurable.

The Company recognizes the value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated or condensed consolidated statements of operations, as appropriate. The Company issues new shares of Common Stock to satisfy stock option and warrant exercises.

There were no stock or stock option grants during the three-months or six-months ended June 30, 2023.

There were no stock options exercised during the three-months or six months ended June 30, 2023 and 2022.

There were no warrants issued as compensation or for services during the three-months and six-months ended June 30, 2023 and 2022. There were warrants exercisable into 83,333,333 shares of the RespireRx’s Common Stock issued on May 22, 2023 with respect to the issuance of $250,000 of demand promissory notes to an affiliate of an officer and another affiliate. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of June 30, 2023, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing RespireRx’s research and development activities, including but not limited to compensation paid to our Chief Scientific Officer who is also our Executive Chairman, our Interim President and our Interim Chief Executive Officer and who has similar roles at ResolutionRx, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

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

At June 30, 2023 and 2022 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2023	2022
Series B convertible preferred stock	1	1
Convertible notes payable	660,982,775	83,699,516
Common stock warrants	453,192,635	93,310,598
Common stock options	9,168,317	9,221,445
Total	1,123,343,728	186,231,560

Reclassifications

Certain comparative figures in 2022 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The subtitle is Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standard Update (“ASU”) addresses complex financial instruments that have characteristics of both debt and equity. The application of this ASU would reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models would result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company has historically issued complex financial instruments and has considered whether embedded conversion features have existed within those contracts or whether derivatives would appropriately be bifurcated. To date, no such bifurcation has been necessary. Management has evaluated the potential impact and has early adopted this ASU as of January 1, 2022. Management believes the adoption has simplified the accounting for convertible debt instruments and does not believe adoption has had a substantial impact on the financial statements, however, it is possible that this ASU may have a substantial impact on the Company’s financial statements from future convertible debt or preferred stock financings.

4. Notes Payable

Convertible Notes Payable

The table below summarizes all convertible notes outstanding as of June 30, 2023. Those with similar characteristics outstanding as of June 30, 2023 are grouped separately. The following abbreviations are used in the column headings: DIC is Debt Issuance Cost, OID is Original Issue Discount, Wts are warrants, CNC is Capitalized Note Cost and BCF is Beneficial Conversion Feature. Also included are repayments by conversion, exchange or otherwise during or prior to the three-month period ended June 30, 2023:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CNC and BCF	Cumulative amortization of DIC, OID, Wts, CNC and BCF	Accrued coupon interest	Repayment by conversion, increase in principal amount, net where appropriate	Balance sheet carrying amount at June 30, 2023 inclusive

November 5, 2014	September 15, 2016[1]	$25,000	10%	$-	$-	$32,649	$-	$57,649
November 5, 2014	September 15, 2016[1]	25,000	10%	-	-	32,649	-	57,649
November 5, 2014	September 15, 2016[1]	25,000	12%	-	-	42,443	-	67,443

Sub-total		75,000		-	-	107,741	-	182,741

December 31, 2018	February 28, 2019[2]	25,000	10%	-	-	14,068	-	39,068
January 2, 2019	February 28, 2019[2]	10,000	10%	-	-	5,627	-	15,627

Sub-total		35,000		-	-	19,695	-	54,695

May 17, 2019	May 17, 2020[3]	50,000	10.00%	(50,000)	50,000	5,001	(52,253)	2,748
July 28, 2020	June 30, 2022[3]	53,000	8.00%	(13,000)	13,000	11,196	(16,247)	47,949
February 17, 2021	June 17, 2022[3]	112,000	10.00%	(112,000)	112,000	13,483	(80,000)	45,483
April 1, 2021	July 31, 2022[3]	112,500	24.00%	(112,500)	112,500	67,943	(42,400)	138,043
May 3, 2021	July 31, 2022[3]	150,000	10.00%	(150,000)	150,000	-	(150,000)	-
May 10, 2021	August 10, 2022[3]	150,000	10.00%	(150,000)	150,000	27,185	(13,213)	163,972
June 30, 2021	June 29, 2022[3]	115,000	24.00%	(115,000)	115,000	35,073	-	150,073
August 31, 2021	August 31, 2022[3]	115,000	10.00%	(109,675)	109,675	21,047	-	136,047
October 7, 2021	October 7, 2022[3]	115,000	10.00%	(96,705)	96,705	19,881	-	134,881
December 23, 2021	June 21, 2022[3]	87,000	10.00%	(36,301)	36,301	40,810	(23,160)	104,650
April 14, 2022	April 14, 2023[3]	27,778	10.00%	(15,936)	15,936	3,364	-	31,142
August 22, 2022	May 31, 2023[3]	66,667	10.00%	(6,667)	6,667	5,699	-	72,366
August 22, 2022	May 31, 2023[3]	22,222	10.00%	(2,222)	2,222	1,900	-	24,122
August 22, 2022	May 31, 2023[3]	16,667	10.00%	(1,667)	1,434	1,009	-	943

Sub-total		1,192,834		(971,673)	971,440	253,590	(393,773)	1,052,418

Total		$1,302,834		$(971,673)	$971,440	$381,026	$(393,773)	$1,289,854

1	These convertible notes were sold to investors in 2014 and 2015 (“Original Convertible Notes) and have a fixed interest rate of 10% per annum and in the case of the one note for which a notice of default has been received, 12%. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and are convertible into an aggregate of 1,560 shares of Common Stock as of June 30, 2023. As of June 30, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $67,443, of which $42,443 was accrued interest.
2	On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $19,695 as of June 30, 2023. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable.
3	These fourteen convertible notes were issued between May 17, 2019 and August 22, 2022. They all currently have similar terms including conversion prices that generally are or are likely to be $0.0015 per share of Common Stock. All such notes matured prior to June 30, 2023. The Company has initiated discussions with all note holders regarding maturity date extensions. The Company has not received any notices of default with respect to these notes. Certain notes are accruing interest at the default interest rates even though no notices of default have been received. These notes contain, among other provisions, most favored nation provisions, reserve requirements and default interest rates.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to $399,774 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 25, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2023, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	531,251	507,330
Foreign currency transaction adjustment	(111,287)	(73,641)
	$819,738	$833,463

Interest expense with respect to this promissory note was $12,092 and $11,960 for the three-months ended June 30, 2023 and 2022, respectively and $23,921 and $23,789 for the six-months ended June 30, 2023 and 2022, respectively.

Notes Payable to Officers and Affiliates

For the three-months ended June 30, 2023 and 2022, $3,712 and $3,375 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively. For the six-months ended June 30, 2023 and 2022, $7,383 and $6,712 was charged to interest expense with respect to Dr. Lippa’s notes, respectively. At June 30, 2023, an affiliate of Dr. Lippa provided $225,000 and was issued a demand promissory note of like amount and warrants as described in more detail below. At June 30, 2023, amounts owed to Dr. Lippa and his affiliates, including notes payable, a demand promissory note, advances and accrued interest were $431,693.

In addition, Dr. Lippa periodically makes advances to the Company which are re-payable upon demand, do not accrue interest and are included in the total of notes payable to Officers.

On May 22, 2023, RespireRx issued a demand promissory note in the principal amount of $225,000 which bears interest at 10% per year to an affiliate of Dr. Arnold Lippa. In connection with the issuance of the demand promissory note and on the same date, RespireRx issued a Warrant to purchase 75,000,000 shares of the Company’s Common Stock at an exercise price of $0.0015 per share of Common Stock, exercisable at any time until the date that is five years from the initial exercise date of May 22, 2023. The Warrant had a fair value of $112,500 calculated using the Black-Scholes option pricing model utilizing an estimated one-year volatility calculated based on RespireRx’s historical Common Stock prices, the risk free rate based on U.S Treasury yield curve in effect on the issue date, the exercise period which is this case is five years, the fair value of the stock which is considered the closing price on the issue date and the exercise price. The calculated value was charged to interest expense as it is required to be amortized over the life of the note and the note is payable on demand. The Warrant also has cashless exercise provisions. Coupon interest of $2,404 for the period from May 22, 2023 to June 30, 2023 was charged to interest expense for the three-month period and six-month period ended June 30, 2023. Since neither the demand promissory note nor the Warrant existed during the three-month and six-month periods ended June 30, 2022, no such coupon interest or Warrant value interest was charged to interest expense during those periods.

On May 22, 2023, RespireRx issued a demand promissory note in the principal amount of $25,000 which bears interest at 10% per year to an affiliate that is not an officer or director of the Company. In connection with the issuance of the demand promissory note and on the same date, RespireRx issued a Warrant to purchase 8,333,333 shares of the Company’s Common Stock at an exercise price of $0.0015 per share of Common Stock, exercisable at any time until the date that is five years from the initial exercise date of May 22, 2023. The Warrant had a fair value of $12,500 calculated using the Black-Scholes option pricing model utilizing an estimated one-year volatility calculated based on RespireRx’s historical Common Stock prices, the risk free rate based on the U.S Treasury yield curve in effect on the issue date, the exercise period which is this case is five years, the fair value of the stock which is considered the closing price on the issue date and the exercise price. The calculated value was charged to interest expense as it is required to be amortized over the life of the note and the note is payable on demand. The Warrant also has cashless exercise provisions. Coupon interest of $267 for the period from May 22, 2023 to June 30, 2023, was charged to interest expense for the three-month period and six-month period ended June 30, 2023. Since neither the demand promissory note nor the Warrant existed during the three-month and six-month periods ended June 30, 2022, no such coupon interest or Warrant value was charged to interest expense during those periods.

Notes Payable to Former Officer

For the three-months ended June 30, 2023 and 2022, $5,628 and $5,116, respectively, was charged to interest expense with respect to former executive officer, Dr. James S. Manuso’s notes. For the six-months ended June 30, 2023 and 2022, $11,194 and $10,177, respectively, was charged to interest expense with respect to Dr. Manuso’s notes. At June 30, 2023, amounts owed to Dr. Manuso, associated with two notes payable and accrued interest were $236,938. At December 31, 2022, amounts owed to Dr. Manuso with respect to the same two notes were $225,744.

Other Short-Term Notes Payable

Other short-term notes payable at June 30, 2023 and December 31, 2022 consisted primarily of premium financing agreements with respect to the Company’s directors and officers liability insurance policies. At June 30, 2023, a premium financing agreement was payable in the initial amount of $96,408 (prior to payment of a deposit of $19,228 which was paid in May 2023), with interest at 8.99% per annum, in nine monthly installments of $8,900. At June 30, 2023 and December 31, 2022, the aggregate amount of the short-term notes payable was $60,483 and $15,847 respectively.

5. Settlement and Payment Agreements

Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx -University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,000 payments by the Company to UIL were eliminated and the unpaid amounts totaling $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. On August 3, 2023, the 2014 License Agreement inclusive of both amendments was sublicenced to RespireRx’s wholly-owned subsidiary, ResolutionRx. See Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement for more details.

Effective August 1, 2022, the Company and the Company’s former legal counsel, entered into a payment settlement agreement and release pursuant to which the Company and its former legal counsel agreed that the Company owed $2,608,914 to such counsel and that under the terms of the agreement the amount owed and payable by wire transfer on or before December 30, 2022 was $250,000. If that amount was paid on or before December 30, 2022, certain mutual releases would become effective and no further amounts would be due. If the $250,000 amount was not paid by December 30, 2022, the section of the agreement related to mutual releases would be null and void ab initio and the amount immediately due and payable by the Company to its former counsel would be adjusted to $2,608,914 less any amounts paid on or after the date of the agreement. The amount due by December 30, 2022 was not paid and the payment settlement agreement was amended to call for a payment of $350,000 by February 15, 2023, which amount was also not paid. The Company and its former legal counsel are in discussions regarding further revised payment settlement terms. The amount due to the Company and its former legal counsel included in accounts payable as of June 30, 2023 is $2,608,914.

Effective January 31, 2022, the Company’s former President and Chief Executive Officer and Member of the Board of Directors, Timothy Jones, resigned his officer positions as well as from the Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement (“SA”) dated February 8, 2022. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company, all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022. All such amounts are included in accrued compensation as of June 30, 2023 and December 31, 2022. Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship (“UIC”) with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of December 31, 2022 and June 30, 2023. The total amount due was $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx paid an aggregate of $175,000 on or before March 31, 2022, the amounts would have been considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. According to the terms of the agreement, if an aggregate of $175,000 was not paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 less any payments previously made would be due and payable. Payment was not made and the original amount of $234,657 less the payments made up to September, 2021 have been recorded in accounts payable at June 30, 2023. The Company remains in discussions with an agent on behalf of UIC to establish a new payment settlement schedule.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021. The Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of June 30, 2023 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement in August, October and December 2021. The Company has not made the any of the payments due on or after October 1, 2021. On March 3, 2022, Company’s then counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement, which stated that Sharp may exercise its remedies. Company’s then counsel communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited $415 inclusive of fees for the benefit of Sharp.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of June 30, 2023, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through June 30, 2023, totaling $43,376. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company believes that a lien with respect to the amounts owed is in effect.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 commenced on November 15, 2021, followed by twelve monthly payments of $10,000 which commenced on November 15, 2022, followed by twelve monthly payments of $15,000 commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company had received one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, would have been accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments thereafter. Of the $390,000 total amount due, $74,000 has been reflected as long-term liabilities and the remaining amount has been reflected in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet as of June 30, 2023.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at June 30, 2023 and December 31, 2022.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of June 30, 2023 and consolidated financial statements as of December 31, 2022 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2023 and December 31, 2022, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of June 30, 2023 and December 31, 2022 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

As of June 30, 2023, there were 1,376 shares of Series H Preferred Stock designated and available for issuance.

On April 3, 2023, RespireRx authorized 3,500 shares of Series I 8% Redeemable Preferred Stock (“Series I Preferred Shares”), par value $0.001 and stated value $100.00. The Series I Preferred Shares pay an 8% dividend in-kind, are non-voting, redeemable and non-convertible. The Series I Preferred Stock is redeemable upon the occurrence of certain event(s). The redemption amount which is defined as the Eligible Payment is calculated as the Maximum Appreciated Price (unless a lesser price is agreed by RespireRx and the holder) which is $0.02 multiplied by the number of shares of Common Stock corresponding the number of Series I Preferred Shares divided by the Base Measurement Price of $0.0015 multiplied by the stated amount. An Eligible Payment becomes payable upon the occurrence of an Eligible Payment Event. An Eligible Payment Event is caused by (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $15,000,000, or (ii) any milestone payment with respect to research and development of at least $15,000,000, or (iii) receipt of royalties in any one year of at least $15,000,000 or (iv) any event resulting in RespireRx’s receipt of an amount deemed by RespireRx’s Board of Directors to establish an Eligible Payment Event. A Fundamental Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series I 8% Redeemable Preferred Stock may cause an Eligible Payment Event. Series I Preferred Shares have certain restrictions on transfer. Between April 5, 2023 and June 15, 2023, RespireRx sold and issued 700 Series I Preferred Shares for $70,000 which accrued $891 of dividends in-kind through June 30, 2023, resulting in the issuance of an additional 9 Series I Preference Shares. Therefore, as of June 30, 2023, there were 709 Series I Preferred Shares outstanding and 2,791 Series I Preferred Shares available for issuance.

On April 12, 2023, RespireRx authorized 15,000 shares of Series J 8%Voting, Participating, Redeemable Preferred Stock (“Series J Preferred Shares”), par value $0.001 and stated value $100.00. The Series J Preferred Shares pay an 8% dividend in-kind, are voting, participating, redeemable and non-convertible. The Series J Preferred Stock is redeemable upon the occurrence of certain event(s). The redemption amount which is defined as the Eligible Payment is calculated as the Maximum Appreciated Price (which is the closing price per share of RespireRx’s Common Stock or its equivalent on the date that is the Trading Day on which the Eligible Payment Event is publicly announced prior to the opening of the financial markets on such date, or the Trading Day following the public announcement of the Eligible Payment Event if announced after the opening of the financial markets on the date of the Eligible Payment Event) multiplied by the number of shares of Common Stock corresponding to the number of Series J Preferred Shares divided by the Base Measurement Price of $0.006 multiplied by the stated value. An Eligible Payment becomes payable upon the occurrence of an Eligible Payment Event. An Eligible Payment Event is caused by (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $20,000,000, or (ii) any milestone payment with respect to research and development of at least $20,000,000, or (iii) receipt of royalties in any one year of at least $20,000,000 or (iv) any event resulting in RespireRx’s receipt of an amount deemed by the Corporation’s Board of Directors to establish an Eligible Payment Event. A Fundamental Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series J 8% Redeemable Preferred Stock may cause an Eligible Payment Event. Series J Preferred Shares have certain restrictions on transfer. On April 12, 2023, in connection with the signing of one Exchange Agreement and two Exchange and Settlement Agreements with two executive officers of RespireRx who are also directors and one vendor who is an affiliate, (collectively the “Exchangers”), the Exchangers exchanged $570,000 of accrued compensation or other liabilities owed to them for 5,700 Series J Preferred Shares and immediately completed permitted transfers of such shares to family trusts or affiliates and which shares accrued dividends of $9,870 from April 12, 2023 to June 30, 2023 resulting in the issuance of an additional 99 shares of Series J Preferred Stock. Therefore, as of June 30, 2023, there were 5,799 Series J Preferred Shares issued and outstanding and 9,201 Series J Preferred Shares available for issuance. No gain or loss was recorded on the exchange and settlement of the accrued compensation or other liabilities for the Series J Preferred Shares issued.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of June 30, 2023, 3,485,924 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate. As of December 31, 2022, 3,504,424 shares of preferred stock were undesignated.

Common Stock

RespireRx has authorized 2,000,000,000 shares of Common Stock, par value $0.001 (“Common Stock”). There are 220,728,647 shares of RespireRx’s Common Stock outstanding as of June 30, 2023. The issued and outstanding shares of Common Stock as of June 30, 2023 included 56,039,999 shares of Common Stock issued upon conversion of convertible notes and 39,144,372 shares of Common Stock issued upon cashless exercise of warrants during the six-month period ended June 30, 2023. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 642,219,502 shares of RespireRx’s Common Stock available for future issuances as of June 30, 2023. No options were exercised during the six-month period ended June 30, 2023. Options exercisable into 31,019 shares of Common Stock expired during the six-month period ended June 30, 2023. During the three-month and six-month periods ended June 30, 2023, warrants exercisable into 25,500,000 and a total of 49,800,000 shares of Common Stock if exercised on a cash basis were exercised on a cashless basis resulting in the issuance of 20,361,976 shares of Common Stock during the three-month period ended June 30, 2023 and a total of 39,144,372 for the six-month period ended June 30, 2023. Warrants exercisable into 23,881 shares of Common Stock expired during the six-month period ended June 30, 2023. No options or warrants were exercised after June 30, 2023. After June 30, 2023, three convertible note holders of notes with substantially similar attributes converted $65,753 of principal, $747 of interest, $1,000 of conversion fees for a total of $67,500, into 45,000,000 shares of Common Stock at a conversion price, in each case of $0.0015 per share of Common Stock.

Common Stock Warrants

A summary of warrant activity for the six-months ended June 30, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding and exercisable at December 31, 2022	419,683,183	$0.0074	3.28
Exercised	(49,800,000)	0.0015	-
Issued	83,333,333	0.0015	4.90
Expired	(23,881)	-
Warrants outstanding and exercisable at June 30, 2023	453,192,635	$0.0060	3.27

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2023:

Exercise Price	Warrants Outstanding and Exercisable (Shares)	Expiration Dates
$0.0015	427,415,641	September 30, 2023-May 22, 2028
$0.0389	208,227	May 10, 2026
$0.0470	172,341	May 3, 2026
$0.0700	25,377,426	September 30, 2023
$15.0000	19,000	December 30, 2023
	453,192,635

Based on a value of $0.0015 per share on June 30, 2023, there were 427,415,641 exercisable at-the-money common stock warrants as of June 30, 2023.

A summary of warrant activity for the six-months ended June 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2021	59,420,298	$0.0718	3.3300
Issued as a result of most favored nation provisions	36,102,800	0.0100	4.2976
Expired	(2,212,500)	0.0160
Warrants outstanding and exercisable at June 30, 2022	93,310,598	$0.0472	2.5557

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2022:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.010	67,405,073	67,405,073	September 30, 2023-April 14, 2027
$0.0389	208,227	208,227	May 10, 2026
$0.047	172,341	172,341	May 3, 2026
$0.070	25,377,426	25,377,426	September 30, 2023
$11.00 -15.750	147,531	147,531	September 29, 2022-December 30, 2023
	93,310,598	93,310,598

Based on a value of $0.0038 per share on June 30, 2022, there were no exercisable in-the-money common stock warrants as of June 30, 2022.

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of RespireRx. As of June 30, 2023, there are 6,325 share available in the 2014 Plan.

The 2014 Plan has provisions for the issuance of stock appreciation rights and phantom stock. On June 7, 2023, phantom stock awards (“Phantom Stock Awards”) totaling 306,000,000 shares of phantom stock (“Phantom Stock”) were made to certain officer and directors and vendors, consultants and advisors. Shares of phantom stock are not convertible into Common Stock and therefore, no reserves were established for such awards. See Note 8. Commitments and Contingencies-Phantom Stock for a description of the phantom stock awarded on June 7, 2023.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of June 30, 2023, there are 13,701,149 shares available in the 2015 Plan. RespireRx has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the six-months ended June 30, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2022	9,199,356	$0.592	3.74
Granted	-	-	-
Expired	(31,039)	11.200	-
Options outstanding and exercisable at June 30, 2023	9,168,317	$0.556	2.75

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2023:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	2,194,444	December 31, 2026
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$159.25	223,873	223,873	November 21, 2023 - December 9, 2027
	9,168,317	9,168,317

There was no deferred compensation expense as there were no outstanding and unvested stock options at June 30, 2023.

Based on a fair value of $0.0015 per share on June 30, 2023, there were no exercisable in-the-money common stock options as of June 30, 2023.

Reserved and Unreserved Shares of Common Stock

As of June 30, 2023, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 220,728,647 are issued and outstanding. As of June 30, 2023, there were outstanding options to purchase 9,168,317 shares of Common Stock and 6,325 and 13,701,149 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of June 30, 2023, there are 660,982,775 issuable upon conversion of convertible notes. As of June 30, 2023, there are 453,192,635 shares that may be issued upon exercise of outstanding warrants. As of June 30, 2023, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, RespireRx is reserving 1,114,175,410 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Neither the Series I Preferred Shares nor the Series J Preferred Shares are convertible into Common Stock and therefore, no reserves have been created. Shares of Phantom Stock described above and in Note 8. Commitments and Contingencies-Phantom Stock, are not convertible into Common Stock and therefore, no reserves were established for such awards.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and withdrew its membership with FINRA and its registration with the SEC in July 2021. Although Aurora has not provided services to RespireRx during the six-months ended June 30, 2023 or the fiscal year ended December 31, 2022, Aurora had previously provided services to RespireRx and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as June 30, 2023.

A description of advances and notes payable to officers and affiliates is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Phantom Stock

The features and terms of the Phantom Stock are delineated in Phantom Stock Award Agreements (“Phantom Stock Award Agreements”) which describe that the shares of Phantom Stock that were awarded are non-forfeitable but unvested on the award date which was June 7, 2023 and vest as to the economic value of 50% of the shares of Phantom Stock awarded on the first event payment date (“First Event Payment Date”) and as to the economic value of 50% of the shares of Phantom Stock awarded on the second event payment date (“Second Event Payment Date”). The Phantom Stock Award Agreements terminate on the earlier of the payment to the participant (“Participant”) as a result of the second event or the 15th anniversary of the Phantom Stock Award Agreement.

Shares of Phantom Stock are not convertible, exercisable or exchangeable into RespireRx’s Common Stock.

Upon the occurrence of a payment Event (“Payment Event”), RespireRx will incur a liability to each Participant that is to be remitted as a cash payment (“Payment”), subject to certain limitations as described below, equal to: (x) the number of vested shares of Phantom Stock held by such Participant, multiplied by (y) the fair market value which on any given day is the value of one share of Common Stock.

The Payment, subject to any limitations, shall be made within thirty (30) days after receipt of funds by RespireRx as a result of the Payment Event, and all of such Participant’s shares of Phantom stock that vested as a result of the Payment Date Event shall terminate and be cancelled upon the payment, and the Participant shall have no further rights in respect of that portion of Participant’s shares of Phantom Stock other than rights to receive any unpaid portion of the Payment that was limited by any limitations described below. Any Payment due to a Participant is subject to the execution and non-revocation of general release of claims, in a form provided by RespireRx, and continuous compliance with any restrictive covenant agreement, confidentiality agreement or other agreement entered into between the Participant and RespireRx or its subsidiaries and affiliates.

A Payment Event is a monetization event with an unrelated, unaffiliated third party, such as a sale of all or substantially all of an asset, the entering into a joint venture, license or sublicense or a similar transaction structure, that is not an equity or similar or debt investment in RespireRx or a subsidiary unless such equity or similar investment results in a unrelated, unaffiliated third party or group of parties acting together, resulting in such party or parties owning more than a 50% voting interest in RespireRx or a subsidiary and resulting in payments aggregating at least $25,000,000 within a twelve month period to RespireRx. The Payment Event Date, as defined in the Phantom Stock Award Agreement is the first date within twelve months of receipt by RespireRx of cash resulting from a Payment Event, on which RespireRx has received, in the aggregate, at least $25,000,000. The First Payment Event Date shall occur when the first Payment Event has achieved a Payment Event Date at which time a payment is due to the Participant. Similarly, the Second Payment Event Date occurs when the second Payment Event has reached a Payment Event Date at which time a payment is due to the Participant. If two or more of the Company’s assets or platforms or subsidiaries are the subject of a single transaction or series of related transactions, such transactions or series of transactions shall be deemed to represent two Payment Events and the payments to the Company within a twelve-month period as described above would be required to aggregate at least $50,000,000.

If the calculation of the payment based on the definition of Fair Market Value, exceeds 50% the amount of cash received by RespireRx with respect to a Payment Event, an initial payment shall be limited to 50% of the cash received by RespireRx with respect to the Payment Event and the unpaid balance shall be carried as a liability due to the Participant to be added to the payment amount of the Second Payment Event, subject to the same limitation. Any remaining liability resulting from the payment amount limitation described in this section after the Second Payment Event shall be reduced to that amount agreed in good faith by the Participant and RespireRx and if no amount can be agreed within ninety (90) days, shall be determined by mediation.

Other than adjustments for stock splits, reverse stock splits, stock dividends and similar recapitalizations, the Phantom Stock Award Agreements do not provide for distributions or anti-dilution protections.

Nothing contained in the Phantom Stock Award Agreements or RespireRx’s 2014 Equity Plan shall prevent RespireRx from adopting or continuing in effect other compensation arrangements.

Jeff Margolis, and Arnold Lippa, each an officer and a director of RespireRx received awards of 120,000,000 and 70,000,000 shares of Phantom Stock, respectively. Our independent director, Joseph R. Siegelbaum was awarded 20,000,000 shares of Phantom Stock. The remaining 96,000,000 of shares of Phantom Stock awarded were awarded to five vendors, consultants, advisors or their designees, one of which is an affiliate. A total of 306,000,000 shares of Phantom Stock were awarded on June 7, 2023. Jeff Margolis and Arnold Lippa immediately transferred all of their shares of Phantom Stock to family trusts in accordance with the terms of the 2014 Plan.

The value of the Phantom Stock Awards cannot be determined at this time and can only be estimated or determined upon the occurrence of a Payment Event. Therefore, no amount has been recorded as a commitment or contingency. When or if a Payment Event occurs, an amount will be estimable or determinable and such amount will be recorded as a change in an estimate.

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of June 30, 2023, consolidated financial statements as of December 31, 2022 and condensed consolidated financial statements as of June 30, 2022 with respect to such matters. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, RespireRx’s Senior Vice President of Research and Development since October 15, 2014, has provided his services to RespireRx on an at will and month-to-month basis. Since agreeing to a payment and settlement agreement, RespireRx has contracted for his services on a prepaid hourly basis at a rate of $250 per hour, through his consulting firm, DNA Healthlink, Inc. See Note 5. Payment and Settlement Agreements for a description of the current payment terms. During the six-month period ended June 30, 2023 and the year ended December 31, 2022, Mr. Purcell did not provide any services to RespireRx. The Company anticipates that Mr. Purcell will provide services to the Company during the fiscal year ended December 31, 2023.

RespireRx entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as RespireRx’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the six-month periods ended June 30, 2023 and 2022, Mr. Dickason did not provide any services to RespireRx.

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

Effective January 31, 2022, Dr. Lippa was appointed as RespireRx’s Interim President and Interim Chief Executive Officer (“CEO”). Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer (“CSO”). Effective January 11, 2023, Dr. Lippa was appointed as ResolutionRx’s Co-CEO and CSO and is a director of ResolutionRx.

Jeff E. Margolis currently serves as RespireRx’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Margolis also serves on RespireRx’s Board of Directors. Effective January 11, 2023, Mr. Margolis was appointed as ResolutionRx’s Co-CEO and Senior Financial Officer and is a director of ResolutionRx.

The table below summarized the current cash commitments to Dr. Lippa and Mr. Margolis through the next September 30th renewal date.

	Contract year ending
	September 30, 2023
	Three months
	Base
	Salary	Benefits	Total

Arnold S. Lippa	$75,000	$9,900	$84,900
Jeff E. Margolis	75,000	5,400	80,400

	$150,000	$15,300	$165,300

Under certain circumstances base salaries may be contractually increased or the executives may become eligible for additional benefits and base salaries may be increased at the discretion of the Board of Directors. All executives are eligible for stock and stock option and similar grants at the discretion of the Board or Directors.

The payment of certain amounts reflected in the table above have been voluntarily deferred indefinitely and payments against accrued compensation may be made based upon RespireRx’s ability to make such payments.

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

Under the UWMRF Patent License Agreement, RespireRx has an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. UWMRF maintains the right to use, and, upon the approval of RespireRx, to license, these patent and technology rights for any non-commercial purpose, including research and education. The UWMRF Patent License Agreement expires upon the later of the expiration of RespireRx’s payment obligations to UWMRF or the expiration of the last remaining licensed patent granted thereunder, subject to early termination upon the occurrence of certain events. The License Agreement also contains a standard indemnification provision in favor of UWMRF and confidentiality provisions obligating both parties.

Under the UWMRF Patent License Agreement, in consideration for the licenses granted, RespireRx will pay to UWMRF the following: (i) patent filing and prosecution costs incurred by UWMRF prior to the effective date, paid in yearly installments over three years from the Effective Date; (ii) annual maintenance fees, beginning on the second anniversary of the Effective Date, which annual maintenance fees terminate upon RespireRx’s payment of royalties pursuant to clause (iv) below; (iii) milestone payments, paid upon the occurrence of certain dosing events of patients during clinical trials and certain approvals by the FDA; and (iv) royalties on net sales of products developed with the licenses, subject to minimum annual payments and to royalty rate adjustments based on whether separate royalty payments by RespireRx yield an aggregate rate beyond a stated threshold. RespireRx will pay to UWMRF certain percentages of revenues generated from sublicenses of the licenses provided under the UWMRF Patent License Agreement by RespireRx to third parties.

Certain payments under the UWMRF Patent License Agreement have not been paid by RespireRx. RespireRx is in regular discussions with UWMRF regarding when RespireRx may be able to commence making payments. RespireRx has not received a notification of default either during or before the six-month period ended June 30, 2023 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 in accounts payable and accrued expenses.

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, RespireRx and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and RespireRx agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due totaling $50,000 on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of June 30, 2023 and December 31, 2022. Payment of $35,185 comprised of $30,185, which is 50% of the patent fees identified in the license, and $5,000 annual maintenance fee were due but unpaid at August 1, 2023.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, RespireRx entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including: (i) the payment by RespireRx of a $25,000 licensing fee, (ii) the payment by RespireRx of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights RespireRx held in certain patent applications, all of which conditions were fulfilled. The 2014 License Agreement was amended on July 25, 2017 and effective December 15, 2022, the first amendment was to extend certain timeframes and the second amendment represented an extensive set of modifications (“2nd Amendment”).

The 2014 License Agreement granted RespireRx (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

Among other things, the 2nd Amendment redefined the term “Product” primarily to include in the definition, any product or process that would be enforceable under the licensed patent rights after the patent rights have expired. In addition, new definitions were added for “Deferred Compensation Annual Net Sales Payments” and “Deferred Compensation Minimum Payment(s),” both of which only become due and payable after the expiration of the patent rights and shall not be due and payable while any of the patent rights have not yet expired. These deferred compensation arrangements were in consideration for deferment of certain financial obligations. The deferred payments are due for eight years from the first commercial sale of a regulatory approved product but after the patent rights have expired. The 2nd Amendment also modified the term to the period of time from the effective date until the later of the date: (a) of the last to lapse, expire or terminate of the patent rights or (b) when the licensee (RespireRx) provides notice that the use of technical information as defined in the 2014 License Agreement as amended has ceased or (c) of the expiration of the last form of market exclusivity or (d) of the last date in which the Licensee (RespireRx) owes payments to the University. The 2nd Amendment amended and clarified Schedule 2 to the 2014 License Agreement, as amended by among other things, by (i) including a 4% royalty on Net Sales by the Licensee or sublicensee as Deferred Compensation Annual License Payments

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2021, was extended to May 31, 2022 and then further extended to an indefinite future date while discussions to amend the obligation are taking place. The minimum annual royalty obligation due on December 31, 2021 has not yet been paid. What was the $100,000 annual minimum that existed from inception through December 31, 2020 was eliminated and therefore the amounts previously recorded in accounts payable and accrued expenses, were reduced to $0. The annual minimum amount due the first year with a market approval from the US FDA (United States Food and Drug Administration) or a foreign equivalent and every year thereafter until the first commercial sale of $350,000 of a product replaced two similarly timed payments of $150,000 and $200,000. The first year with a commercial sale of a product and every year thereafter is now $400,000 whereas it was previously $250,000 after the first year of commercial sale. One time milestone payments have been changed to read as follows:

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

During the six-months ended June, 2023 and 2022, the Company recorded charges to operations of $0 and $50,000, respectively representing, in 2022, the pre-amendment annual minimum royalty, which was included in research and development expenses in the Company’s condensed consolidated statement of operations. The $100,000 from the fiscal year ended December 31, 2021 was reversed as a result of the effectiveness of the 2nd Amendment as of December 15, 2022 and the estimate for the fiscal year ended December 31, 2022 was $0.

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which Noramco subsequently assigned to its subsidiary, Purisys LLC (the “Purisys Agreement”). Under the terms of the Purisys Agreement, Purisys agreed to (i) provide all of the active pharmaceutical ingredient (“API”) estimated to be needed for the clinical development process for both the first- and second-generation products (each a “Product” and collectively, the “Products”), three validation batches for New Drug Application (“NDA”) filing(s) and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid drug master files (“DMFs”) with the FDA or any other regulatory authority and provide RespireRx with access or a right of reference letter entitling RespireRx to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by RespireRx, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by RespireRx and participate in all FDA or Drug Enforcement Agency (“DEA”) meetings as appropriate and as related to the API. We now refer to the second-generation product as our proprietary formulation or proprietary product and have de-emphasized the first-generation product.

In consideration for these supplies and services, RespireRx has agreed to purchase exclusively from Noramco during the commercialization phase all API for its Products as defined in the Development and Supply Agreement at a pre-determined price subject to certain producer price adjustments and agreed to Noramco’s participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time.

There was no activity during the six-month periods ended June 30, 2023 or 2022 with respect to the Purisys Agreement. During June 2023, the Company engaged in discussions with Purisys with the intent of amending the Purisys Agreement or cancelling the Purisys Agreement and establishing a new agreement. The anticipated new formulations and the formation of ResolutionRx in Australia are the primary reasons for participating in such discussions.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2023, aggregating $255,485. License agreement amounts included in the 2023 column represent amounts contractually due from July 1, 2023 through December 31, 2023 (six months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2023 column represent amounts contractually due from July 1, 2023 through September 30, 2023 (three months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2023	2024	2025	2026	2027
License agreements	$90,185	$35,185	$10,000	$15,000	$15,000	$15,000
Employment agreements (1)	165,300	165,300	-	-	-	-
Total	$255,485	$200,485	$10,000	$15,000	$15,000	$15,0000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements.”

9. Subsequent Events

Entry into License Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx (“Licensor”) and ResolutionRx (“Licensee”), its wholly-owned, unlisted, public Australian subsidiary entered into a License Agreement (“License Agreement”) pursuant to which, RespireRx has licensed to ResolutionRx, the Intellectual Property (“Licensed IP” as defined in the License Agreement) which includes the Patent Rights (“Patent Rights” as defined in the License Agreement). The License (“License”) is an exclusive, worldwide and royalty-free license during the Term to use and exploit the Licensed IP in connection with ResolutionRx’s business and operations, including commercial and non-commercial purposes, with the exception that RespireRx shall have the exclusive right to use the technology described in the Licensed IP for non-cannabinoid products. ResolutionRx shall use its best efforts to commercialize the Licensed IP.

The Licensed IP is basically, the intellectual property and patent rights, identified in Schedule A of the License Agreement and associated with the new dronabinol formulation initially to be developed for the treatment of obstructive sleep apnea.

The consideration for the License and the related Sublicense (see Sublicense Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd and Share Transfer Agreement below) is the issuance of 25,000,000 Ordinary Shares of ResolutionRx to RespireRx plus the payment of US$1 to RespireRx.

Licensee shall not sublicense any of its rights and/or obligations under the License Agreement without the prior written consent of Licensor, except to contract manufacturers, distributors and other third parties engaged by Licensee pursuant to the normal course of Licensee’s business (the “Sublicensees”) on terms consistent with and not in conflict with this License Agreement, and in no event less protective of Licensor’s rights than those set forth in the License Agreement. Such agreements with Sublicensees shall terminate upon termination of this License Agreement.

The Licensor shall be responsible for patent prosecution and maintenance and Licensee shall promptly either pay directly or reimburse Licensor’s costs in each jurisdiction.

ResolutionRx as Licensee, at its option may control prosecution and maintenance of the Patent Rights.

The License Agreement also addresses how the parties are to deal with interferences, if any.

All unpublished information is to be treated confidentially.

ResolutionRx acknowledges in the License Agreement, that RespireRx is the owner of all right, title and interest in and to the Licensed IP, including all modifications, enhancements, improvements and other derivative works (“Modifications”). All Modifications are Licensed IP immediately upon their creation.

Licensee shall promptly notify Licensor of any actual or potential infringement, counterfeiting, or other unauthorized use of the Licensed IP by any other person or entity of which Licensee becomes aware. Licensor shall have the right, but not obligation, in its sole discretion, to enforce its rights in the Licensed IP, including to bring action with respect to any infringement of the Licensed IP.

With respect to the Licensed Patents, the term of the License Agreement shall commence as of the Effective Date, as defined in the License Agreement, and shall be effective until the last of the Licensed Patents, as defined in the License Agreement, expires (the “Patent Term”). With respect to the Licensed IP but excluding the Licensed Patents, the initial term of this License Agreement shall commence as of the Effective Date and shall be effective for a period of two (2) years (the “Initial Term”) and shall automatically be renewed for successive annual terms (each a “Renewal Term”) unless Licensee gives written notice to the Licensor of its intent not to renew at least sixty (60) days prior to the end of the Initial Term or then current Renewal Term, as applicable.

Licensee and Licensor have indemnified one another.

The License Agreement is governed by and construed in accordance with Delaware Law, without regard to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction).

Entry into Sublicense Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx as sublicensor (“Sublicensor”) and ResolutionRx as sublicensee (“Sublicensee”), entered into a Sublicense Agreement (“Sublicense Agreement”) whereby Sublicensor, sublicensed the rights to its Exclusive License Agreement with The Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois (“University”), effective June 27, 2014 (the “Original License”) and amended via that certain letter amendment, effective August 2, 2017 (the “Letter Amendment”) and that certain Second Amendment to RespireRx-University of Illinois Exclusive License Agreement, effective December 15, 2022 (the “Second Amendment,” and collectively with the Original License and Letter Amendment, the “Exclusive License” which is the same as the 2014 License Agreement described elsewhere in our condensed consolidated financial statements as of June 30, 2023), pursuant to which the University granted to RespireRx certain rights and licenses.

The Exclusive License permits Sublicensor to grant written sublicenses of its rights under the Exclusive License.

The consideration for the Sublicense and the related License (see License Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd above and Share Transfer Agreement below) is the issuance of 25,000,000 Ordinary Shares of ResolutionRx to RespireRx plus the payment of US$1 to RespireRx.

The Sublicense is essentially a direct pass-through of all of the rights and obligations associated with the Exclusive License from RespireRx as Sublicensor to ResolutionRx as Sublicensee.

The Sublicense expires upon the termination of the Exclusive License.

Entry into Stock Transfer Agreement with ResolutionRx Ltd

On August 3, 2023, ResolutionRx as transferor (“Transferor”) and RespireRx as transferee (“Transferee”) entered into a Stock Transfer Agreement (“Stock Transfer Agreement”) whereby the Transferor and Transferee agreed that Transferor which has the authority under its Constitution to issue the 25,000,000 Ordinary Shares that are set out in the Stock Transfer Agreement, transfers absolutely, all title over the Ordinary Shares to the Transferee in consideration of the License Agreement and the Sublicense Agreement.

Entry into Master Intercompany Services Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx as the provider of services (“Provider”) and ResolutionRx as the recipient of services (“Recipient”) entered into a Master Intercompany Services Agreement (“MISA”). As of the date of the MISA, ResolutionRx was a wholly-owned Australian unlisted public subsidiary of RespireRx.

Provider performs certain support activities in the form of both general and administrative and research and development support in the execution of the business operations of Recipient.

The initial term of the MISA is from August 3, 2023 for two years. The MISA automatically renews for successive one-year periods unless Recipient gives written notice to Provider of its intent not to renew at least ninety days prior the end of the initial term or any renewal term.

Provider will provide the services as set forth on Schedule A of the MISA on an ongoing basis as well as such further services as Recipient and Provider may specifically agree upon from time to time (the “Services”). As noted on Schedule A, and for clarity, Recipient specifically agrees to remit to Provider for the Services or components (“Components”) of the Services until such time as the Components are no longer required and when such Components are provided by a party in Australia other than Provider, or such Components are no longer subcontracted for by Provider and Provider agrees to no longer provide such Components or Services.

The MISA also describes the selection of personnel and subcontracting.

Provider will invoice Recipient for the Services to be performed on a quarterly basis (based on the fiscal year of Recipient) with such invoices to be issued, in advance, for Services to be rendered in the quarter following the date of each such invoice.

Recipient will pay Provider a fee (“Fee”) as set forth on Schedule B of the MISA, which may be amended by the Parties from time to time. Only those costs and expenses wholly and exclusively or otherwise properly attributed to the provision and coordination of provision of the Services will be included in the calculation of the Fee. Fees are payable in US dollars unless otherwise agreed by the parties.

Annually, based on the fiscal year of Recipient, Provider must deliver to Recipient its budget for the costs and expenses it reasonably believes will be incurred in the provision of the Services (“Budget”) which amounts may be increased by written agreement of Recipient and Provider.

The Recipient and the Provider have each indemnified one another. The MISA also establishes confidentiality provisions.

Post June 30, 2023 Convertible Note Conversions

During the period from July 11, 2023 through August 18, 2023, three convertible note holders of notes with substantially similar attributes converted $65,753 of principal, $747 of interest, $1,000 of conversion fees for a total of $67,500, into 45,000,000 shares of Common Stock at a conversion price, in each case, of $0.0015 per share of Common Stock.

Patent fees and maintenance fees of $35,185 due to UWMRF at August 1, 2023 were unpaid

Payment of $35,185 comprised of $30,185, which is 50% of the patent fees identified in the license and $5,000 annual maintenance fee were due to UWMRF but unpaid at August 1, 2023.

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

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be contributed to what could be wholly-owned subsidiaries, joint ventures, licenses or sub-licenses, or even sold and has initiated efforts to do so.

In order to facilitate our business activities and product development and to set up our programs for development by subsidiaries, partnering or sale, we have implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. As of January 11, 2023, RespireRx had formed ResolutionRx Ltd, initially a wholly-owned subsidiary focused on pharmaceutical cannabinoids and previously, EndeavourRx, a the business unit focused on neuromodulators. It is anticipated that the Company will use, at least initially, its management personnel to provide management, research and development, operational and oversight services to these two lines of business.

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

Like ResolutionRx, which as of January 11, 2023, was organized as a wholly-owned subsidiary, of RespireRx, management also intends to organize our EndeavourRx business unit, in part or in whole, into a subsidiary that would conduct research and development of our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

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

On January 11, 2023, RespireRx established ResolutionRx, initially a wholly-owned subsidiary of RespireRx, as an unlisted public company in Australia. On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement) with iNGENu CRO Pty Ltd (iNGENu), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s research and development (“R&D”) program, including but not limited to (a) conducting laboratory experiments to determine a final optimum dronabinol formulation, (b) scaling up and manufacturing the chosen formulation for clinical use, (c) preparing and (d) submitting regulatory documents and designing and conducting clinical trials. In addition, on January 27, 2023, ResolutionRx entered into a letter of intent and term sheet with Radium Capital (“Radium”) for a series of debt financings secured by the Australian Research and Development Tax Incentive (“R&DTI”), a tax credit or rebate available for the component of R&D activities that are qualified core and supporting activities. In the case of ResolutionRx, this is anticipated to be a 43.5% tax rebate, with up to, and at the discretion of ResolutionRx, 80% to be financed by Radium and collateralized by the rebate. RespireRx and ResolutionRx believe that these are two of the first steps taken in a series of anticipated transactions that will enable the debt and equity or equity-linked financing of ResolutionRx, to support its R&D efforts over the next approximately two and half to three years. On August 3, 2023, RespireRx entered into a Master Services Agreement (“Master Services Agreement”) with ResolutionRx pursuant to which RespireRx will provide certain services to ResolutionRx for which the Company will be paid.

Recent Developments

Series I Preferred Stock and Series J Preferred Stock

See Note 6. Stockholders’ Deficiency-Preferred Stock to our condensed consolidated financial statements at June 30, 2023.

Phantom Stock

See Note 8. Commitments and Contingencies-Phantom Stock to our condensed consolidated financial statements at June 30, 2023.

Entry into License Agreement with ResolutionRx Ltd

See Note 9. Subsequent Events - Entry into License Agreement with ResolutionRx Ltd to our condensed consolidated financial statements at June 30, 2023.

Entry into Sublicense Agreement with ResolutionRx Ltd

See Note 9. Subsequent Events - Entry into Sublicense Agreement with ResolutionRx Ltd to our condensed consolidated financial statements at June 30, 2023.

Entry into Stock Transfer Agreement with ResolutionRx Ltd

See Note 9. Subsequent Events - Entry into Stock Transfer Agreement with ResolutionRx Ltd to our condensed consolidated financial statements at June 30, 2023.

Entry into Master Intercompany Services Agreement with ResolutionRx Ltd

See Note 9. Subsequent Events - Entry into Master Intercompany Services Agreement with ResolutionRx Ltd to our condensed consolidated financial statements at June 30, 2023.

Post June 30, 2023 Convertible Note Conversions

See Note 9. Subsequent Events – Convertible Note Conversions to our condensed consolidated financial statements at June 30, 2023.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at June 30, 2023.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 3 to the Company’s condensed consolidated financial statements at June 30, 2023.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Concentration of Risk

See Note 3. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at June 30, 2023.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes
-	Phantom Stock

See Critical Accounting Policies and Estimates in our 2022 Form 10-K for a description. See Note 8. Commitments and Contingencies-Phantom Stock to our condensed consolidated financial statements at June 30, 2023 for a description of the accounting policies and estimates associated with Phantom Stock.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative, including related parties	$367,644	$211,376	$659,562	$707,170
Research and development, including related parties	98,215	141,099	196,640	262,257
Total operating expenses	465,859	352,475	856,202	969,427
Loss from operations	(465,859)	(352,475)	(856,202)	(969,427)
Interest expense, including related parties	(225,049)	(179,521)	(292,321)	(439,169)
Foreign currency transaction gain	9,878	51,708	37,430	68,145

Net loss	$(681,030)	$(480,288)	$(1,111,093)	$(1,340,451)
Dividends on preferred stock and deemed dividends associated with most favored nation provisions of convertible notes	$(10,761)	$(351,738)	$(10,761)	$(351,738)
Net loss attributable to common stockholders	$(691,791)	$(832,026)	$(1,121,854)	$(1,692,189)

Net loss per common share - basic and diluted	$(0.004)	$(0.008)	$(0.007)	$(0.017)

Weighted average common shares outstanding - basic and diluted	168,213,521	106,081,803	158,402,599	102,010,657

Three-months Ended June 30, 2023 and 2022

Revenues. The Company had no revenues during the three-months ended June 30, 2023 and 2022.

General and Administrative. For the three-months ended June 30, 2023 general and administrative expenses were $367,644, an increase of $156,268, as compared to $211,376 for the three-months ended June 30, 2022. The increase in general and administrative expenses for the three-months ended June 30, 2023, as compared to the three-months ended June 30, 2022, is primarily due to the incurrence of $45,000 of fees for valuation analysis of our cannabinoid asset, $97,228 of additional legal fees that were primarily associated with ResolutionRx, $21,832 increase in accounting fees, in part related to additional accounting needs associated with ResolutionRx and the additional work associated with the preparation of more complex consolidated financial statements. There was also a $6,054 increase in Delaware corporate agent fees and Delaware Franchise taxes, primarily associated with the filing of two amendments to our certificate of incorporation for two new classes of preferred stock and a $5,000 increase in costs associated with a new independent member of the Board of Directors. The balance of the difference is from smaller increases and decreases in several other categories of general and administrative expenses. There was no share-based compensation recordable in the financial statements during the three-months ended June 30, 2023 or 2022. However, several phantom stock awards were made on June 7, 2023. An award for 70,000,000 shares of phantom stock was made to Dr. Arnold Lippa, our Interim President, Interim Chief Executive Officer and Chief Scientific Officer which were immediately transferred into a family trust. In addition, an award for 120,000,000 shares of phantom stock was made to Jeff Eliot Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary which was immediately transferred to three family trusts. An award for 20,000,000 shares of phantom stock was made to Joseph Siegelbaum, an independent director. The remaining 96,000,000 of shares of Phantom Stock awarded were awarded to five vendors, consultants, advisors or their designees. A total of 306,000,000 shares of Phantom Stock were awarded. The value of the Phantom Stock Awards cannot be determined at this time and can only be estimated or determined upon the occurrence of a Payment Event. Therefore, no amount has been recorded as a commitment or contingency. When or if a Payment Event occurs, an amount will be estimable or determinable and such amount will be recorded as a change in an estimate.

Research and Development. For the three-months ended June 30, 2023, research and development expenses were $98,215, a decrease of $42,884, as compared to $141,099 for the three-months ended June 30, 2022. The decrease in license fees of $25,000 related to research and development associated with the 2nd Amendment to the 2014 Patent Agreement and a decrease of $25,000 related to completion of the services under the research services agreement with the University of Wisconsin, offset by an increase in consulting fees of $7,465 and a decrease is research and development insurance related expenses of $349 for the three-months ended June 30, 2023, as compared to the three-months ended Jun 30, 2022.

Interest Expense. During the three-months ended June 30, 2023, interest expense was $225,049 as compared to $179,521 for the three-months ended June 30, 2022. The increase of $45,528 is primarily the result of a one-time increase in interest expense due to the immediate amortization to interest expense of $125,000 of warrant value associated with newly issued demand promissory notes, offset by a decrease of $76,598 of amortization of note discounts charged to interest expense, a decrease in principal amount upon which coupon interest expense is calculated due to convertible note conversions, offset by an increase in the coupon interest rate associated with certain convertible notes.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $9,878 for the three-months ended June 30, 2023, as compared to a foreign currency transaction gain of $51,708 for the three-months ended June 30, 2022. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the three-months ended June 30, 2023, the Company incurred a net loss of $681,030 and a net loss attributable to Common Stockholders of $691,791 as compared to a net loss of $480,288 and a net loss attributable to Common Stockholders of $832,026 for the three-months ended June 30, 2022, respectively, the difference of $10,761 during the three-months ended June 30, 2023 being the dividends on the Series I Preferrred Stock and Series J Preferred Stock and the difference of $351,738 during the three-months ended June 30, 2022 being deemed dividends associated with most-favored nation provisions of convertible notes.

Six-months Ended June 30, 2023 and 2022

Revenues. The Company had no revenues during the six-months ended June 30, 2023 and 2022.

General and Administrative. For the six-months ended June 30, 2023, general and administrative expenses were $659,562, a decrease of $47,608, as compared to $707,170 for the six-months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to the fact that the Company amortized $177,883 of deferred financing costs during the six-month period ended June 30, 2022 with no such amortization during the six-month period ended June 30, 2023. There were also $15,047 and $11,918 reductions in service charges and insurance expenses. These were offset by a $45,000 increase in expenses associated with the preparation of an independent valuation analysis and $59,530 of general and administrative expenses, primarily legal fees incurred in Australia, associated ResolutionRx which subsidiary did not exist during the six-month period ended June 30, 2022, In addition, there was an increase of $37,747 in accounting expenses, $10,000 in board of directors fees and $6,054 of transfer agent fees. These were offset by smaller increases and decreases in other general and administrative expense categories.

There was no share-based compensation recordable in the financial statements during the six-months ended June 30, 2023 or 2022. However, several phantom stock awards were made on June 7, 2023. An award for 70,000,000 shares of phantom stock was made to Dr. Arnold Lippa, our Interim President, Interim Chief Executive Officer and Chief Scientific Officer which were immediately transferred into a family trust. In addition, an award for 120,000,000 shares of phantom stock was made to Jeff Eliot Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary which was immediately transferred to three family trusts. An award for 20,000,000 shares of phantom stock was made to Joseph Siegelbaum, an independent director. The remaining 96,000,000 of shares of Phantom Stock awarded were awarded to five vendors, consultants, advisors or their designees. A total of 306,000,000 shares of Phantom Stock were awarded.

The value of the Phantom Stock Awards cannot be determined at this time and can only be estimated or determined upon the occurrence of a Payment Event. Therefore, no amount has been recorded as a commitment or contingency. When or if a Payment Event occurs, an amount will be estimable or determinable and such amount will be recorded as a change in an estimate.

Research and Development. For the six-months ended June 30, 2023, research and development expenses were $196,640, a decrease of $65,617, as compared to $262,257 for the six-months ended June 30, 2022. The decrease in research and development expenses for the six-months ended June 30, 2023, as compared to the six-months ended June 30, 2022, is primarily due to a $50,000 reduction in license fees associated with the 2nd Amendment to the 2014 Patent Agreement and a decrease of $25,000 related to completion of the services under the research services agreement with the University of Wisconsin. This was offset by an increase in utilization of research and development consultants of $11,390 and a decrease in research and development related insurance expenses of $2,007.

Interest Expense. During the six-months ended June 30, 2023, interest expense was $292,321 as compared to $439,169 for the six-months ended June 30, 2022. The decrease of $146,848 is primarily the result of a decrease of amortization of note discounts charged to interest expense and a decrease in principal amount upon which coupon interest expense is calculated due to convertible note conversions, offset by a one-time increase in interest expense due to the immediate amortization to interest expense of $125,000 of warrant value associated with newly issued demand promissory notes and increases in the coupon interest rate associated with certain convertible notes.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $37,430 for the six-months ended June 30, 2023, as compared to a foreign currency transaction gain of $68,145 for the six-months ended June 30, 2023. The foreign currency transaction gains relate to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the six-months ended June 30, 2023, the Company incurred a net loss of $1,111,093 and a net loss attributable to common stockholders was $1,121,854, the difference being attributable to dividends on Series I Preferred Stock and Series J Preferred Stock, compared to a net loss and net loss attributable to common stockholders of $1,340,451 and $1,692,189 for the six-months ended June 30, 2022, respectively, the difference of $351,738 being deemed dividends associated with most-favored nation provisions of convertible notes.

Liquidity and Capital Resources – June 30, 2023

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from operations of $465,859 and a net loss of $681,030 for the three-months ended June 30, 2023 and a net loss from operations of $856,202 and a net loss of $1,111,093 and six months ended June 30, 2023, as well as a net loss from operations of $1,579,355, a net loss of $2,102,720 and net loss attributable to common stockholders after deemed dividends of $3,972,993 for the fiscal year ended December 31, 2022. The Company had negative operating cash flows of $157,767 for the six months ended June 30, 2023 and $143,905 for the fiscal year ended December 31, 2022, had a stockholders’ deficiency of $12,142,352 at June 30, 2023, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2023, the Company had a working capital deficit of $12,068,352, as compared to a working capital deficit of $11,706,320 at December 31, 2022 reflecting an increase in the working capital deficit of $362,032 for the six-months ended June 30, 2023. The increase in the working capital deficit is primarily due to an increase accounts payable and accrued expenses of $376,743 (after reclassification of certain amounts as of December 31, 2022 for consistency with current year presentation in our condensed consolidated financial statements at June 30, 2023), an increase in accrued compensation and benefits of $150,600 an increase in convertible notes payable of $31,529, an increase notes payable to a former officer and an increase in short-term notes payable of $44,636. There was also an increase in notes and advances payable to officers and affiliates of $91,131 as a result of exchange and settlement agreements resulting in the issuance of Series J Preferred Stock offset by the issuance of $250,000 of demand notes payable to affiliates. There was a decrease in the note payable to SY Corporation of $13,725 primarily due to foreign exchange gains. There was also a net increase in current assets other than cash of $111,262 primarily as a result of in an increase in prepaid insurance of $54,496 and the establishment of prepaid research and development of $50,105 and deferred financing costs of $6,661.

At June 30, 2023, the Company had cash of $7,321, as compared to $88 at December 31, 2022, reflecting an increase in cash of $7,233 for the six-months ended June 30, 2023.

The limited cash of $165,000 raised in financings during the six-months ended June 30, 2023 were utilized for working capital. The financings completed during fiscal year ended December 31, 2022 were utilized to pay general and administrative and research and development expenses or the related accounts payable, including, but not limited to, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings. A significant amount of cash was advanced to our subsidiary, ResolutionRx to pay a research deposit to our contract research organization, to our Australian financial advisor and to our professional service providers in Australia.

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

Operating Activities. For the six-months ended June 30, 2023, operating activities utilized cash of $157,767, as compared to utilizing cash of $85,122 for the six-months ended June 30, 2022, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the six-months ended June 30, 2023, financing activities consisted of $250,000 from the issuance of demand promissory notes to an affiliate of an executive officer and another affiliate and $70,000 from the sale of Series I Preferred Stock.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at June 30, 2023.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at June 30, 2023.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements at June 30, 2023.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2023, aggregating $255,485 is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments to our condensed consolidated financial statements at June 30, 2023.

Off-Balance Sheet Arrangements

See Note 8. Commitments and Contingencies - Phantom Stock to our condensed consolidated financial statements at June 30, 2023.

At June 30, 2023, the Company did not have any other transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at June 30, 2023 for details regarding these matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six-months ended June 30, 2023 that were not disclosed by the Company on a Current Report on Form 8-K. There were conversions of convertible note and exercises of warrants as disclosed in Note 6. Stockholders’ Deficiency – Common Stock of our condensed consolidated financial statements at June 30, 2023. There was the issuance of Series I Preferred Stock as disclosed in Note 6. Stockholders’ Deficiency – Series I Preferred Stock of our condensed consolidated financial statements at June 30, 2023. There was the issuance of Series J Preferred Stock as disclosed in Note 6. Stockholders’ Deficiency – Series J Preferred Stock of our condensed consolidated financial statements at June 30, 2023. There was the issuance of shares of Phantom Stock as disclosed in Note 6. Stockholders’ Deficiency – Phantom and in Note 8. Commitments and Contingencies - Phantom Stock of our condensed consolidated financial statements at June 30, 2023.

Additional information with respect to the transactions described above is provided in the Notes to the condensed consolidated financial Statements for the three-months and six-months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2023, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	531,251	507,330
Foreign currency transaction adjustment	(111,287)	(73,641)
	$819,738	$833,463

Interest expense with respect to this promissory note was $12,092 and $11,960 for the three-months ended June 30, 2023 and 2022, respectively and $23,921 and $23,789 for the six-months ended June 30, 2023 and 2022, respectively.

Default on Convertible Notes Payable

As of June 30, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $67,443, of which $42,443 was accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	License Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 9, 2023).

10.2	Sublicense Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd dated August 3, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 9, 2023).

10.3	Stock Transfer Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd dated August 3, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 9, 2023).

10.4	Master Intercompany Services Agreement between RespireRx Pharmaceuticals Inc. and ResolutionRx Ltd dated August 3, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 9, 2023).

10.5	Letter Agreement between Viridian Capital Advisors and RespireRx Pharmaceuticals Inc. dated May 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.6	RespireRx Demand Promissory Note and Warrant Purchase Agreement Arnold Lippa Family Trust of 2007 dated May 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.7	RespireRx-Arnold Lippa Family Trust of 2007 Demand Promissory Note dated May 22, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.8	RespireRx-Arnold Lippa Family Trust of 2007 Warrant dated May 22, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.9	RespireRx Demand Promissory Note and Warrant Purchase Agreement Marc M. Radin PC dated May 22, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.10	RespireRx-Marc M. Radin PC Demand Promissory Note dated May 22, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

10.11	RespireRx-Marc M. Radin PC Warrant dated May 22, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 24, 2023).

99.1	Template of Form of Phantom Stock Award Agreement dated June 7,2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed June 13, 2023).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 21, 2023	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer and Chief Scientific Officer

Date: August 21, 2023	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

