Form 10-Q
period 2023-09-30
RespireRx Pharmaceuticals Inc.
filed 2023-11-17
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(917) 834-7206

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

Yes ☐ No ☒

As of November 14, 2023, the Company had 365,418,647, shares of common stock, $0.001 par value, issued and outstanding.

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

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc., referred to herein as our “Q3 2023 Quarterly Report” (“RespireRx” and together with RespireRx’s wholly-owned subsidiaries, ResolutionRx Ltd (“ResolutionRx”) and Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Q3 2023 Quarterly Report.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023 (the “2022 Form 10-K”) and as may be included in this Q3 2023 Quarterly Report.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Q3 2023 Quarterly Report. We cannot assure you that the forward-looking statements in this Q3 2023 Quarterly Report or in our 2022 Form 10-K will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Q3 2023 Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Q3 2023 Quarterly Report and our 2022 Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in this Q3 2023 Quarterly Report and 2022 Form 10-K. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Current assets:
Cash and cash equivalents	$6,362	$88
Deferred financing costs	6,457	-
Prepaid research and development	48,568	-
Prepaid expenses	47,277	22,693

Total current assets	108,664	22,781

Total assets	$108,664	$22,781

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties (Note 5)	$6,627,788	$5,724,390
Accrued compensation and related expenses	2,652,336	3,296,008
Convertible notes payable, currently due and payable on demand, including accrued interest of $387,032 and $327,881 at September 30, 2023 and December 31, 2022, respectively (Note 4)	1,215,088	1,258,315
Note payable to SY Corporation, including accrued interest of $543,343 and $507,330 at September 30, 2023 and December 31, 2022, respectively, payment obligation currently in default (Note 4)	809,625	833,463
Notes and advances payable to officers and affiliates, including accrued interest (Notes 4 and 7)	487,342	375,334
Notes payable to former officer, including accrued interest (Note 4)	242,628	225,744
Other short-term notes payable	26,311	15,847

Total current liabilities	12,061,118	11,729,101

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements, all long-term at September 30, 2023 and net of current portion included in accounts payable at December 31, 2022 (Note 5)	344,000	174,000

Total long-term liabilities	344,000	174,000

Total liabilities	12,405,118	11,903,101

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Series I 8% Redeemable Preferred Stock, par value $0.001, stated value $100.00, 3,500 shares authorized, 1,730 shares issued and outstanding at September 30, 2023	173,037	-
Series J 8% Voting, Participating, Redeemable Preferred Stock, par value $0.001, stated value $100.00, 15,000 shares authorized, 6,164 shares issued and outstanding at September 30, 2023	616,391	-
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 298,328,647 outstanding at September 30, 2023 and 125,544,276 at December 31, 2022, respectively	298,329	125,544
Additional paid-in capital	164,158,537	164,030,289
Accumulated deficit	(177,564,451)	(176,057,856)

Total stockholders’ deficiency	(12,296,454)	(11,880,320)

Total liabilities and stockholders’ deficiency	$108,664	$22,781

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative, including related parties	$245,129	$250,916	$902,866	$958,086
Research and development, including related parties	87,380	138,050	284,020	400,307
Total operating expenses	332,509	388,966	1,186,886	1,358,393
Loss from operations	(332,509)	(388,966)	(1,186,886)	(1,358,393)
Loss on extinguishment or settlement or modification of debt and other liabilities	-	(71,161)	-	(71,161)
Interest expense, including related parties	(73,408)	(94,643)	(365,729)	(533,812)
Foreign currency transaction gain	10,415	82,192	46,020	150,337

Net loss	$(395,502)	$(472,578)	$(1,506,595)	$(1,813,029)
Deemed dividend associated with paid-in-kind dividends on preferred stock for the three-months and nine-months periods ending September 30, 2023 and most favored nation provisions of convertible notes for the three-months and nine-months periods ending September 30, 2022	$(13,667)	$(1,168,594)	$(24,427)	$(1,520,332)
Net loss attributable to common stockholders	$(409,169)	$(1,641,172)	$(1,531,022)	$(3,333,361)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.002)	$(0.014)	$(0.008)	$(0.031)

Weighted average common shares outstanding - basic and diluted	267,732,995	119,264,928	191,241,348	107,816,034

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months and Nine-months Ended September 30, 2023

	Series B		Series I		Series J
	Convertible		8%		8%				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2022	37,500	$21,703	-	$-	-	$-	125,544,276	$125,544	$164,030,289	$(176,057,856)	$(11,880,320)
Common Stock issued upon cashless warrant exercises	-	-	-	-	-	-	18,782,396	18,783	(18,783)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(430,063)	(430,063)
Balance, March 31, 2023	37,500	$21,703	-	$-	-	$-	144,326,672	$144,327	$164,011,506	$(176,487,919)	(12,310,383)
Issuance of Series I Preferred Stock	-	-	700	70,000	-	-	-	-	-	-	70,000
Accrued dividends on Series I Preferred Stock	-	-	9	891	-	-	-	-	(891)	-	-
Issuance of Series J Preferred Stock	-	-	-	-	5,700	570,000	-	-		-	570,000
Accrued dividends on Series J Preferred Stock	-	-	-	-	99	9,870	-	-	(9,870)	-	-
Issuance of common stock upon convertible notes conversions	-	-	-	-	-	-	56,039,999	56,040	28,021	-	84,061
Issuance of common stock upon cashless exercise of warrants	-	-	-	-	-	-	20,361,976	20,362	(20,362)	-	-
Warrant issuances with respect to Demand Promissory Notes	-	-	-	-	-	-	-	-	125,000	-	125,000
Net loss	-	-	-	-	-	-	-	-	-	(681,030)	(681,030)
Balance, June 30, 2023	37,500	21,703	709	70,891	5,799	579,870	220,728,647	220,729	164,133,404	(177,168,949)	(12,142,352)
Issuance of Series I Preferred Stock	-	-	1,000	100,000	-	-	-	-	-	-	100,000
Accrued dividends on Series I Preferred Stock	-	-	21	2,146	-	-	-	-	(2,146)	-	-
Issuance of Series J Preferred Stock	-	-	-	-	250	25,000	-	-	-	-	25,000
Accrued dividends on Series J Preferred Stock	-	-	-	-	115	11,521	-	-	(11,521)	-	-
Issuance of common stock upon convertible notes conversions	-	-	-	-	-	-	77,600,000	77,600	38,800	-	116,400
Net loss	-	-	-	-	-	-	-	-	-	(395,502)	(395,502)
Balance September 30, 2023	37,500	$21,703	1,730	$173,037	6,164	$616,391	298,328,647	$298,329	$164,158,537	$(177,564,451)	$(12,296,454)

Three-months and Nine-months Ended September 30, 2022

	Series B		Series I		Series J
	Convertible		8%		8%				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency
Balance, December 31, 2021	37,500	$21,703	-	$-	-	$-	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Net loss	-	-	-	-	-	-	-	-	-	(860,163)	(860,163)
Balance, March 31, 2022	37,500	21,703	-	-	-	-	97,894,276	97,894	163,827,781	(174,815,299)	(10,867,921)
Warrant value for issuance of convertible note	-	-	-	-	-	-	-	-	25,000	-	25,000
Issuance of common stock upon convertible notes conversions	-	-	-	-	-	-	19,175,000	19,175	172,575	-	191,750
Net loss	-	-	-	-	-	-	-	-	-	(480,288)	(480,288)
Balance, June 30, 2022	37,500	21,703	-	-	-		117,069,276	117,069	164,025,356	(175,295,587)	(11,131,459)
Issuance of common stock upon convertible note conversion	-	-	-	-	-	-	2,525,000	2,525	22,725	-	25,250
Issuance of convertible notes	-	-	-	-	-	-	-	-	(11,842)	-	(11,842)
Net loss	-	-	-	-	-	-	-	-	-	(472,578)	(472,578)
Balance, September 30, 2022	37,500	$21,703	-	$-	-	$-	119,594,276	$119,594	$164,036,239	$(175,768,165)	$(11,590,629)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,506,595)	$(1,813,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount, capitalized note costs and debt discounts to interest expense	136,077	382,377
Stock-based compensation included in -
Equity-based conversion fees	-	2,000

Loss on modification of convertible notes	-	71,161
Foreign currency transaction (gain) loss	(46,020)	(150,337)
Changes in operating assets and liabilities:
Increase (decrease) in cash from
Deferred financing costs	6,457	177,883
Prepaid expenses and prepaid research and development	73,152	74,764
Fees paid with shares of Common Stock	-	-
Accounts payable and accrued expenses	801,167	438,950
Accrued compensation and related expenses	(433,672)	522,000
Officer and affiliate liabilities, including accrued interest	311,081	-
Accrued interest payable and notes payable	399,627	139,170
Net cash used in operating activities	(258,726)	(155,061)

Cash flows from financing activities:
Proceeds from convertible note borrowings	-	120,000
Proceeds from sale of preferred stock	170,000	-
Proceeds from demand promissory notes	95,000	-
Borrowings on short-term notes payable, net of repayments	-	(75,689)
Proceeds from or repayment of officer advance	-	109,412
Net cash provided by financing activities	265,000	153,723

Cash and cash equivalents:
Net (decrease)/increase	6,274	(1,338)
Balance at beginning of period	88	1,398
Balance at end of period	$6,362	$60

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine-months Ended September30,
	2023	2022

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$8,222	$10,308
Income taxes	$-	$-

Non-cash financing activities:
Reclassification of short-term liabilities to long-term liabilities	$270,000	$-
Reclassification of long-term liabilities to short-term liabilities	$-	$90,000
Insurance policies	$96,470	$95,850
Conversion of accounts payable to officer to notes payable to officer	$-	$13,659
Commitment shares/warrants issued with debt financing	$-	$13,158
Shares issued with conversion of debt	$200,460	$217,000
Accrued compensation, accounts payable and other liabilities exchanged or settled for equity	$620,000	$-
Issuance of warrants as deemed dividends associated with most-favored nation provisions of convertible notes	$-	$1,623,054
Issuance of preferred stock as deemed dividends associated with paid-in-kind dividends on Series I and Series J preferred stock	$24,427	$-
Debt discounts established for convertible debt	$-	$13,334
Cashless warrant exercises	$39,145	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Currently RespireRx and its subsidiaries are focusing and emphasizing their historical efforts on data mining, re-discovery and re-purposing of known drugs and drug candidates to reduce risks and costs associated with drug development. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now a wholly-owned subsidiary. Pier was a clinical stage biopharmaceutical company developing a pharmacologic treatment for obstructive sleep apnea (“OSA”) and had been engaged in research and clinical development activities which activities are now in RespireRx’s wholly-owned subsidiary ResolutionRx Ltd (“ResolutionRx”). Pier is currently inactive. On January 11, 2023, RespireRx formed as a wholly-owned subsidiary, ResolutionRx, an unlisted public company in Australia, into which RespireRx, as of August 3, 2023, has contributed its cannabinoid platform described below.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiaries, Pier and ResolutionRx (collectively referred to herein, along with its business unit, EndeavourRx, as the “Company,” the “RespireRx Group”, “we” or “our,” unless the context indicates otherwise).

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

2. Business

Mission

The mission of the RespireRx Group, is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling at reduced risk and cost. In pursuit of this goal, we have (i) used data mining to identify and acquire new GABAkines, a family of compounds that have displayed a high degree of efficacy in a wide range of animal studies and are undergoing preclinical safety studies; (ii) re-discovered the safety of our low impact AMPAkines, a class of compounds that have been under- or unrecognized, and have advanced their clinical development and (iii) have re-purposed dronabinol, an already approved drug, and developed it forward into late stage clinical status for use as a new proprietary treatment. We have focused on treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. As we move forward, we may also consider developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be licensed, sub-licensed, joint ventured or even sold and has initiated efforts to do so.

Strategy

It is generally agreed that drug research and development (“R&D”) programs can cost hundreds of millions of dollars, take years if not decades to complete and carry considerable risk to successfully complete. While large, well-funded companies can undertake such ventures, smaller companies must seek out other creative and disruptive approaches to compete in the drug discovery and development process. We believe we have identified three basic methods that, when utilized, allow us to reduce risk, minimize costs and create considerable value.

Data-mining - a process whereby value can be found by data-mining published literature using artificial intelligence (“AI”) and our extensive knowledge and experience to identify validated neuronal targets and acquire known drugs and drug candidates. This approach can dramatically reduce much of the costs, time and risks involved.

Re-Discovery - a process whereby value can be found by (a) identifying and acquiring drug(s) with appropriate mechanism(s) of action on a newly discovered identified target; (b) acquiring drug(s) that have strong preclinical data demonstrating efficacy and safety and preferably be ready to begin IND enabling studies in preparation for clinical trials; and/or (c) clinical studies demonstrating safety (Phase 1) and, optimally, efficacy (Phase 2).

Re-Purposing - a process whereby value can be found by (a) determining that an identified neuronal substrate is involved in an undiscovered, little know or orphan therapeutic area; (b) demonstrate that acquired drugs targeting that neuronal substrate demonstrate efficacy in predictive animal tests; and (c) acquire drugs that have successfully demonstrated safety in Phase 1 clinical studies and target engagement of the desired neuronal substrate.

Implementation

In order to facilitate our business activities and product development and to set up our programs for partnering or sale, the Company has implemented an internal restructuring plan based upon our two research platforms: drugs that act directly upon endocannabinoid receptors and drugs that act as neuromodulators at AMPA glutamate and GABAA receptors, the major excitatory and inhibitory neurotransmitters in the brain, respectively. ResolutionRx is the subsidiary focused on dronabinol for obstructive sleep apnea and EndeavourRx is the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units as well as contracting firms to conduct specific R&D projects.

(i)	ResolutionRx, our repurposing platform is developing dronabinol initially for the treatment of OSA and later for other indications. Dronabinol is already approved by the U.S. FDA and other national regulatory agencies for other indications, allowing for a more rapid route to approval.

(ii)	EndeavourRx, our neuromodulators rediscovery platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

ResolutionRx, was organized January 11, 2023 as a wholly-owned subsidiary of RespireRx. We are also evaluating whether to organize our EndeavourRx business unit, in part or in whole, into one or more subsidiaries that would conduct R&D of our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

The RespireRx Group, comprised of RespireRx, ResolutionRx and EndeavourRx (and Pier, which is inactive), believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values by making them attractive to separate financing and strategic partnering channels.

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

ResolutionRx is eligible to participate in the Australian R&D Tax Incentive (“R&DTI”), which is a tax rebate by the Australian government for qualified R&D expenditures. In the case of ResolutionRx, the R&DTI is expected to be 43.5% of qualified R&D. On January 27, 2023, ResolutionRx entered into a Letter of Intent and a term sheet with Radium Capital pursuant to which Radium Capital will finance in accordance with a debt facility, 80% or ResolutionRx’s of 43.5% tax rebate on an ongoing application basis similar to a line of credit.

On May 18, 2023, ResolutionRx entered into a Letter of Intent with Cantheon Capital (“Cantheon” and “Cantheon LOI”) that describes an intended investment of US$3,125,000 by Cantheon in Australian Series A Preference Shares to be issued by ResolutionRx to support clinical trial research and development over the R&D period equal to 25% of the clinical trial costs of the cannabinoid program that are the subject of the Australian CRO Agreement with iNGENu. While the Letter of Intent is binding, subject to the commencement of human clinical trials, funding has not yet taken place.

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

On February 27, 2023, ResolutionRx entered into a Services Agreement with iNGENu CRO Pty Ltd - See Note 8. Commitments and Contingencies-Significant Agreements and Contracts – Services Agreement with iNGENu CRO Pty Ltd. The initial deposit was paid and services have commenced.

On August 3, 2023, RespireRx entered into a License Agreement with ResolutionRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - License Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Sublicense Agreement with ResolutionRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Sublicense Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Stock Transfer Agreement with ResolutionRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Stock Transfer Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Master Intercompany Services Agreement with ResolutionRx – See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Master Intercompany Services Agreement with ResolutionRx.

On October 9, 2023, ResolutionRx entered into a Master Services Agreement (“MSA”) with Ab Initio Pharma Pty Ltd, (“Ab Initio”) an Australian company under which Ab Initio will manufacture, formulate, test and supply ResolutionRx with therapeutic drugs based on lipid nanoparticle technology licensed from RespireRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts –Master Services Agreement with Ab Initio Pharma Pty Ltd.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and net losses attributable to common stockholders of $395,502 and $409,169 for the three-months September 30, 2023, respectively and net losses and net losses attributable to common stockholders of $1,506,595 and $1,531,022 for the nine-months September 30, 2023, respectively. The 2023 net losses attributable to common stockholders was after accounting for dividends on the Series I Preferred Stock and Series J Preferred Stock. The Company incurred a net a loss of $472,578and $1,813,029 for the three-months and nine-months ended September 30, 2022, respectively and a net loss attributable to common stockholders of $1,641,172 and $3,333,361 for the three-months and nine-months ended September 30, 2022 after accounting for deemed dividends associated with most-favored nation provisions of convertible notes, and a total net loss of $3,972,993 for the fiscal year ended December 31, 2022, as well as negative operating cash flows of $258,726 for the nine-months ended September 30, 2023 and $143,905 for the fiscal year ended December 31, 2022. The Company also had a stockholders’ deficiency of $12,296,454 at September 30, 2023 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, as of September 30, 2023, the Company has, with respect to fourteen similar convertible notes outstanding after 7 partial conversions of principal or interest during the three-months and 18 partial conversions of principal and interest during the nine-months ended September 30, 2023, $1,215,088 maturity amount inclusive of accrued interest which have matured, but for which no notices of default have been received, which must be paid or converted. See Note 4. Notes Payable. The Company will seek to have maturity dates extended in order to avoid a default on such convertible notes, which the Company has achieved in the past, but with respect to which, the Company can provide no assurance. The Company has also not met its payment obligations to the UWM Research Foundation (“UWMRF”) of the University of Wisconsin-Milwaukee but has not received a notice of default and is in regular communication with the UWMRF regarding the establishment of a payment schedule. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. Such activities have commenced with iNGENu with ResolutionRx and certain R&D activities are taking place at collaborating academic institutions. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities and liabilities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs and, in that regard, has formed an Australian subsidiary, ResolutionRx. In addition to the formation of ResolutionRx, such changes could include additional significant reorganizations, which may include the formation of one or more additional subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

As an example of its efforts to address outstanding accounts payable, on September 26, 2023, the Company entered into a Second Amendment to Consulting Agreement and a Settlement and Exchange Agreement with DNA Healthlink Inc. pursuant which $50,000 of amounts owed by RespireRx were exchanged for $25,000 Series I 8% Redeemable Preferred Stock and $25,000 of Series J 8% Voting, Participating, Redeemable Preferred Stock and the payment due date of the remaining liability was extended to May 31, 2025. If no Eligible Payment Event had occurred by May 31, 2025, then the remaining amount will be due and payable in seven equal monthly installment beginning on June 1, 2025. See Note 5. Settlement and Payment Agreements.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned R&D activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. In addition to the formation of ResolutionRx, such changes could include additional significant reorganizations, which may include the formation of one or more additional subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements (unaudited) are prepared in accordance with GAAP and include the financial statements of RespireRx and its wholly-owned subsidiaries, Pier and ResolutionRx. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounting for potential liabilities, and the assumptions used in valuing stock-based compensation issued for services. Actual amounts may differ from those estimates.

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

Convertible Notes Payable

Convertible notes are evaluated to determine if they should be recorded at amortized cost. To the extent that there are associated warrants, commitment shares of Common Stock, the convertible notes and equity or equity-linked securities are evaluated to determine if there are embedded derivatives to be identified, bifurcated and valued in connection with and at the time of such financing.

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

Stock-Based Awards

The Company periodically issues common stock, stock options and phantom stock (collectively, “Stock-Based Awards”) to officers, directors, Scientific Advisory Board members, consultants and vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers, directors, outside consultants and vendors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated or condensed consolidated financial statements over the vesting period of the awards.

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

There were no stock or stock option grants during the three-months or nine-months ended September 30, 2023 and 2022.

There were no stock options exercised during the three-months or nine-months ended September 30, 2023 and 2022.

There were no warrants issued as compensation or for services during the three-months and nine-months ended September 30, 2023 and 2022. There were warrants exercisable into 83,333,333 shares of the RespireRx’s Common Stock issued on May 22, 2023 with respect to the issuance of $250,000 of demand promissory notes to an affiliate of an officer and another affiliate. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of September 30, 2023, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2023 and December 31, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s R&D activities, including but not limited to compensation paid to our Chief Scientific Officer who is also our Executive Chairman, Interim President and Interim Chief Executive Officer, and who has similar roles at ResolutionRx, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, research, development and clinical testing of the Company’s treatments and product candidates.

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

Net loss attributable to common stockholders consists of net loss, as adjusted for actual and deemed stock dividends declared, accrued, amortized or accumulated.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At September 30, 2023 and 2022 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2023	2022
Series B convertible preferred stock	1	1
Convertible notes payable	652,721,528	348,938,988
Common stock warrants	395,515,209	245,030,149
Common stock options	9,168,317	9,201,032
Total	1,057,405,055	603,170,170

Reclassifications

Certain comparative figures in 2022 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

4. Notes Payable

Convertible Notes Payable

The table below summarizes all convertible notes outstanding as of September 30, 2023. Those with similar characteristics outstanding as of September 30, 2023 are grouped separately. The following abbreviations are used in the column headings: DIC is Debt Issuance Cost, OID is Original Issue Discount, Wts are warrants, CNC is Capitalized Note Cost and BCF is Beneficial Conversion Feature. Also included are repayments by conversion, exchange or otherwise during or prior to the three-month and nine-month periods ended September 30, 2023:

The table below summarizes the convertible notes outstanding during the nine- months ended and as of September 30, 2023. There were several partial repayments made by conversion during the nine-months ended September 30, 2023:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CNC and BCF	Cumulative amortization of DIC, OID, Wts, CNC and BCF	Accrued coupon interest	Repayment by conversion, increase in principal amount, net where appropriate	Consolidated balance sheet carrying amount at September 30, 2023 inclusive of accrued interest
November 5, 2014	September 15, 2016[1]	$25,000	10%	$-	$-	$34,066	$-	$59,066
November 5, 2014	September 15, 2016[1]	25,000	10%	-	-	34,066	-	59,066
November 5, 2014	September 15, 2016[1]	25,000	12%	-	-	44,806	-	69,806

Sub-total		75,000		-	-	112,938	-	187,938

December 31, 2018	February 28, 2019[2]	25,000	10%	-	-	19,261	-	44,261
January 2, 2019	February 28, 2019[2]	10,000	10%	-	-	7,768	-	17,768

Sub-total		35,000		-	-	27,029	-	62,029

May 17, 2019	May 17, 2020[3]	50,000	10.00%	(50,000)	50,000	2,748	(50,000)	2,748
July 28, 2020	June 30, 2022[3]	53,000	8.00%	(13,000)	13,000	11,937	(16,247)	48,690
February 17, 2021	June 17, 2022[3]	112,000	10.00%	(112,000)	112,000	14,289	(98,000)	28,289
April 1, 2021	July 31, 2022[3]	112,500	24.00%	(112,500)	112,500	39,775	(61,525)	90,750
May 3, 2021	July 31, 2022[3]	150,000	10.00%	(150,000)	150,000	-	(150,000)	-
May 10, 2021	August 10, 2022[3]	150,000	10.00%	(150,000)	150,000	30,295	(28,213)	152,082
June 30, 2021	June 29, 2022[3]	115,000	24.00%	(115,000)	115,000	42,030	-	157,030
August 31, 2021	August 31, 2022[3]	115,000	10.00%	(109,675)	109,675	23,946	-	138,946
October 7, 2021	October 7, 2022[3]	115,000	10.00%	(96,705)	96,705	22,779	-	137,779
December 23, 2021	June 21, 2022[3]	87,000	24.00%	(36,301)	36,301	43,934	(54,060)	76,874
April 14, 2022	April 14, 2023[3]	27,778	10.00%	(15,936)	15,936	4,064	-	31,842
August 22, 2022	May 31, 2023[3]	66,667	10.00%	(6,667)	6,667	7,379	-	74,046
August 22, 2022	May 31, 2023[3]	22,222	10.00%	(2,222)	2,222	2,460	-	24,682
August 22, 2022	May 31, 2023[3]	16,667	10.00%	(1,667)	1,434	1,429	(16,500)	1,363

Sub-total		1,192,834		(971,673)	971,440	247,065	(474,545)	965,121

Total		$1,302,834		$(971,673)	$971,440	$387,032	$(474,545)	$1,215,088

1	These convertible notes were sold to investors in 2014 and 2015 (“Original Convertible Notes) and have a fixed interest rate of 10% per annum and in the case of the one note for which a notice of default has been received, 12%. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and are convertible into an aggregate of 1,560 shares of Common Stock as of September 30, 2023. As of September 30, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $69,806, of which $25,000 was principal and $44,806 was accrued interest.
2	On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $27,029 as of September 30, 2023. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable.
3	These fourteen outstanding convertible notes were issued between May 17, 2019 and August 22, 2022. They all currently have similar terms including conversion prices that generally are or are likely to be $0.0015 per share of Common Stock. All such notes matured prior to September 30, 2023. The Company has initiated discussions with all note holders regarding maturity date extensions. The Company has not received any notices of default with respect to these notes. Certain notes are accruing interest at the default interest rates even though no notices of default have been received. These notes contain, among other provisions, most favored nation provisions, reserve requirements and default interest rates.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to $399,774 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2023, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	543,343	507,330
Foreign currency transaction adjustment	(133,492)	(73,641)
	$809,625	$833,463

Interest expense with respect to this promissory note was $12,092 for the three-months ended September 30, 2023 and 2022, and $36,013 and $35,881 for the nine-months ended September 30, 2023 and 2022, respectively.

Notes Payable to Officers and Affiliates

For the three-months ended September 30, 2023 and 2022, $3,753 and $3,412 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively. For the nine-months ended September 30, 2023 and 2022, $11,136 and $10,124 was charged to interest expense with respect to Dr. Lippa’s notes, respectively. In May 2023, an affiliate of Dr. Lippa provided $225,000 and was issued a demand promissory note of like amount and warrants as described in more detail below. At September 30, 2023, amounts owed to Dr. Lippa and his affiliates, including notes payable, a demand promissory note, advances and accrued interest were $446,305.

In addition, Dr. Lippa periodically makes advances to the Company which are re-payable upon demand, do not accrue interest and are included in the total of notes payable to Officers.

On May 22, 2023, RespireRx issued a demand promissory note in the principal amount of $225,000 which bears interest at 10% per year to an affiliate of Dr. Arnold Lippa. In connection with the issuance of the demand promissory note and on the same date, RespireRx issued a Warrant to purchase 75,000,000 shares of the Company’s Common Stock at an exercise price of $0.0015 per share of Common Stock, exercisable at any time until the date that is five years from the initial exercise date of May 22, 2023. The Warrant had a fair value of $112,500 calculated using the Black-Scholes option pricing model utilizing an estimated one-year volatility calculated based on RespireRx’s historical Common Stock prices, the risk free rate based on U.S Treasury yield curve in effect on the issue date, the exercise period which in this case is five years and the fair value of the stock which is considered the closing price on the issue date and the exercise price. The calculated value was charged to interest expense as it is required to be amortized over the life of the note and the note is payable on demand. The Warrant also has cashless exercise provisions. Coupon interest of $5,671 and $8,075 was charged to interest expense for the three-months and nine-months ended September 30, 2023, respectively. Since neither the demand promissory note nor the Warrant existed during the three-month and nine-month periods ended September 30, 2022, no such coupon interest or Warrant value interest was charged to interest expense during those periods.

On May 22, 2023, RespireRx issued a demand promissory note in the principal amount of $25,000 which bears interest at 10% per year to an affiliate that is not an officer or director of the Company. In connection with the issuance of the demand promissory note and on the same date, RespireRx issued a Warrant to purchase 83,333,333 shares of the Company’s Common Stock at an exercise price of $0.0015 per share of Common Stock, exercisable at any time until the date that is five years from the initial exercise date of May 22, 2023. The Warrant had a fair value of $12,500 calculated using the Black-Scholes option pricing model utilizing an estimated one-year volatility calculated based on RespireRx’s historical Common Stock prices, the risk free rate based on the U.S Treasury yield curve in effect on the issue date, the exercise period which in this case is five years and the fair value of the stock which is considered the closing price on the issue date and the exercise price. The calculated value was charged to interest expense as it is required to be amortized over the life of the note and the note is payable on demand. The Warrant also has cashless exercise provisions. Coupon interest of $630 and $897 was charged to interest expense for the three-month and nine-month periods ended September 30, 2023, respectively. Since neither the demand promissory note nor the Warrant existed during the three-month and nine-month periods ended September 30, 2022, no such coupon interest or Warrant value was charged to interest expense during those periods.

Notes Payable to Former Officer

For the three-months ended September 30, 2023 and 2022, $5,689 and $5,173, respectively, was charged to interest expense with respect to former executive officer, Dr. James S. Manuso’s notes. For the nine-months ended September 30, 2023 and 2022, $16,884 and $15,349, respectively, was charged to interest expense with respect to Dr. Manuso’s notes. At September 30, 2023, amounts owed to Dr. Manuso, associated with two notes payable and accrued interest were $242,628. At December 31, 2022, amounts owed to Dr. Manuso with respect to the same two notes were $225,744.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2023 and December 31, 2022 consisted primarily of premium financing agreements with respect to the Company’s directors and officers liability insurance policies. At September 30, 2023, a premium financing agreement was payable in the initial amount of $96,408 (prior to payment of a deposit of $19,228 which was paid in May 2023), with interest at 8.99% per annum, in nine monthly installments of $8,900. At September 30, 2023 and December 31, 2022, the aggregate amount of the short-term notes payable was $26,311 and $15,847 respectively.

5. Settlement and Payment Agreements

On September 26, 2023, RespireRx entered into a Settlement and Exchange Agreement (“DNA Healthlink Agreement”) with DNA Healthlink, Inc. (“DNA Healthlink”), a vendor that provides the Company with the services of RespireRx’s Senior Vice President of Research and Development, Richard Purcell. Also on September 26, 2023, the Company and DNA Healthlink entered into the Second Amendment to Consulting Agreement (“Consulting Amendment”).

Pursuant to the terms of the Settlement Agreement, the parties agreed that the Company owed DNA Healthlink $394,000 and that in settlement of $50,000 of the $394,000 owed, DNA Healthlink would be issued 250 shares of Series I 8% Redeemable Preferred Stock (“Series I Preferred Stock”) and 250 shares of Series J 8% Voting, Participating, Redeemable Preferred Stock (“Series J Preferred Stock”) and the amount owed would be reduced to $344,000. The remaining amount of $344,000 is payable upon the completion of an Eligible Payment Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series I Preferred Stock. If no Eligible Payment Event has occurred by May 31, 2025, then the remaining amount of $344,000 less any amounts previously paid will be due and payable in seven equal monthly installments beginning June 1, 2025.

Pursuant to the terms of the Amendment, the RespireRx and DNA Healthlink agreed to amend the First Amendment to the Consulting Agreement dated October 15, 2014. The Consulting Amendment calls for RespireRx to prepay on a cash retainer basis, in installments of $5,000 or other amounts agreed by both parties, against invoices to be rendered for work performed. An hourly rate of $250 per hour is to be invoiced by DNA Healthlink no less frequently than monthly at which time such invoices will be deemed paid in whole or in part, as appropriate, until the $5,000 prepayment has been applied against such invoices at which time an additional $5,000 retainer will be remitted by the Company and the process will repeat.

The scope of the work is to be mutually agreed in advance in writing on a regular and as needed basis.

In addition, the Consulting Amendment defined the term to be one-year and shall be automatically renewed for one-year renewal periods unless notice of cancellation is provided by either party within 30 days of September 26, 2024 or within 30 days of the end of any renewal period.

Effective December 15, 2022, the Company and the Board of Trustees of the University of Illinois (“UIL”) entered into the Second Amendment to RespireRx -University of Illinois Exclusive License Agreement. The parties entered into the Second Amendment in order to eliminate accrued financial obligations to UIL and reduce future obligations. Annual $100,000 payments by the Company to UIL were eliminated and the unpaid amounts totaling $200,000 for calendar years 2021 and 2022 are no longer due and payable. Among other changes, the $75,000 payment that was due after the dosing of the 1st patient in a Phase II study anywhere in the world is now reduced to $10,000 and UIL has been given an extension in the term of the License and a deferred compensation obligation of RespireRx including the 4% royalty on net sales due to UIL has been extended for up to 8 years after the original patent rights expire by including a royalty on the net sales protected by a patent application submitted by the Company describing a new formulation of dronabinol. On August 3, 2023, the 2014 License Agreement inclusive of both amendments was sublicensed to RespireRx’s wholly-owned subsidiary, ResolutionRx. See Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois Exclusive License Agreement for more details.

Effective August 1, 2022, the Company and the Company’s former legal counsel, entered into a payment settlement agreement and release pursuant to which the Company and its former legal counsel agreed that the Company owed $2,608,914 to such counsel and that under the terms of the agreement the amount owed and payable by wire transfer on or before December 30, 2022 was $250,000. If that amount was paid on or before December 30, 2022, certain mutual releases would become effective and no further amounts would be due. If the $250,000 amount was not paid by December 30, 2022, the section of the agreement related to mutual releases would be null and void ab initio and the amount immediately due and payable by the Company to its former counsel would be adjusted to $2,608,914 less any amounts paid on or after the date of the agreement. The amount due by December 30, 2022 was not paid and the payment settlement agreement was amended to call for a payment of $350,000 by February 15, 2023, which amount was also not paid. The Company and its former legal counsel are in discussions regarding further revised payment settlement terms. The amount due to the Company and its former legal counsel included in accounts payable as of September 30, 2023 is $2,608,914.

Effective January 31, 2022, the Company’s former President and Chief Executive Officer and Member of the Board of Directors, Timothy Jones, resigned his officer positions as well as from the Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement (“SA”) dated February 8, 2022. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company, all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022. All such amounts are included in accrued compensation as of September 30, 2023 and December 31, 2022. Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship (“UIC”) with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of December 31, 2022 and June 30, 2023. The total amount due was $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx paid an aggregate of $175,000 on or before March 31, 2022, the amounts would have been considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. According to the terms of the agreement, if an aggregate of $175,000 was not paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 less any payments previously made would be due and payable. Payment was not made and the original amount of $234,657 less the payments made up to September, 2021 have been recorded in accounts payable at September 30, 2023. The Company remains in discussions with an agent on behalf of UIC to establish a new payment settlement schedule.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021. The Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of September 30, 2023 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement in August, October and December 2021. The Company has not made the any of the payments due on or after October 1, 2021. On March 3, 2022, Company’s then counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement, which stated that Sharp may exercise its remedies. Company’s then counsel communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited $415 inclusive of fees for the benefit of Sharp.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of September 30, 2023, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through September 30, 2023, totaling $43,376. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company believes that a lien with respect to the amounts owed is in effect.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at September 30, 2023 and December 31, 2022.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements (unaudited) as of September 30, 2023 and consolidated financial statements as of December 31, 2022 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2023 and December 31, 2022, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of September 30, 2023 and December 31, 2022 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

As of September 30, 2023, there were 1,376 shares of Series H Preferred Stock designated and available for issuance.

On April 3, 2023, RespireRx authorized 3,500 shares of Series I 8% Redeemable Preferred Stock (“Series I Preferred Shares”), par value $0.001 and stated value $100.00. The Series I Preferred Shares pay an 8% dividend in-kind, are non-voting, redeemable and non-convertible. The Series I Preferred Stock is redeemable upon the occurrence of certain event(s). The redemption amount which is defined as the Eligible Payment is calculated as the Maximum Appreciated Price (unless a lesser price is agreed by RespireRx and the holder) which is $0.02 multiplied by the number of shares of Common Stock corresponding to the number of Series I Preferred Shares divided by the Base Measurement Price of $0.0015 multiplied by the stated amount. An Eligible Payment becomes payable upon the occurrence of an Eligible Payment Event. An Eligible Payment Event is caused by (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $15,000,000, or (ii) any milestone payment with respect to research and development of at least $15,000,000, or (iii) receipt of royalties in any one year of at least $15,000,000 or (iv) any event resulting in RespireRx’s receipt of an amount deemed by RespireRx’s Board of Directors to establish an Eligible Payment Event. A Fundamental Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series I 8% Redeemable Preferred Stock may cause an Eligible Payment Event. Series I Preferred Shares have certain restrictions on transfer. Between April 5, 2023 and September 26, 2023, RespireRx sold or settled liabilities and issued 1,700 Series I Preferred Shares for $170,000 which accrued $3,037 of dividends in-kind through September 30, 2023, resulting in the issuance of an additional 30 Series I Preference Shares. Therefore, as of September 30, 2023, there were 1,730 Series I Preferred Shares outstanding and 1,770 Series I Preferred Shares available for issuance.

On April 12, 2023, RespireRx authorized 15,000 shares of Series J 8% Voting, Participating, Redeemable Preferred Stock (“Series J Preferred Shares”), par value $0.001 and stated value $100.00. The Series J Preferred Shares pay an 8% dividend in-kind, are voting, participating, redeemable and non-convertible. The Series J Preferred Stock is redeemable upon the occurrence of certain event(s). The redemption amount which is defined as the Eligible Payment is calculated as the Maximum Appreciated Price (which is the closing price per share of RespireRx’s Common Stock or its equivalent on the date that is the Trading Day on which the Eligible Payment Event is publicly announced prior to the opening of the financial markets on such date, or the Trading Day following the public announcement of the Eligible Payment Event if announced after the opening of the financial markets on the date of the Eligible Payment Event) multiplied by the number of shares of Common Stock corresponding to the number of Series J Preferred Shares divided by the Base Measurement Price of $0.006 multiplied by the stated value. An Eligible Payment becomes payable upon the occurrence of an Eligible Payment Event. An Eligible Payment Event is caused by (i) any license, sublicense, joint venture or similar transaction resulting in an upfront payment of at least $20,000,000, or (ii) any milestone payment with respect to research and development of at least $20,000,000, or (iii) receipt of royalties in any one year of at least $20,000,000 or (iv) any event resulting in RespireRx’s receipt of an amount deemed by the Corporation’s Board of Directors to establish an Eligible Payment Event. A Fundamental Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series J 8% Redeemable Preferred Stock may cause an Eligible Payment Event. Series J Preferred Shares have certain restrictions on transfer. On April 12, 2023, in connection with the signing of one Exchange Agreement and two Exchange and Settlement Agreements with two executive officers of RespireRx who are also directors and one vendor who is an affiliate, (collectively the “Exchangers”), the Exchangers exchanged $570,000 of accrued compensation or other liabilities owed to them for 5,700 Series J Preferred Shares and immediately completed permitted transfers of such shares to family trusts or affiliates. On September 26, 2023, a vendor settled $25,000 of liabilities and received 250 shares of Series J Preferred Stock. The aggregate of 5,950 Series J Preferred Shares originally issued between April 12, 2023 and September 26, 2023 accrued dividends of $21,390 from April 12, 2023 to September 30, 2023 resulting in the issuance of an additional 214 shares of Series J Preferred Stock. Therefore, as of September 30, 2023, there were 6,164 Series J Preferred Shares issued and outstanding and 8,837 Series J Preferred Shares available for issuance. No gain or loss was recorded on the exchange and settlement of the accrued compensation or other liabilities for the Series J Preferred Shares issued.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of September 30, 2023, 3,484,537 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate. As of December 31, 2022, 3,504,424 shares of preferred stock were undesignated.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of Common Stock, par value $0.001 (“Common Stock”). There are 298,328,647 shares of the Company’s Common Stock outstanding as of September 30, 2023. The issued and outstanding shares of Common Stock as of September 30, 2023 included 133,639,999 shares of Common Stock issued upon conversion of convertible notes and 39,144,372 shares of Common Stock issued upon cashless exercise of warrants during the nine-month period ended September 30, 2023. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 630,558,175 shares of the Company’s Common Stock available for future issuances as of September 30, 2023. No options were exercised during the nine-month period ended September 30, 2023. Options exercisable into 31,039 shares of Common Stock expired during the nine-month period ended September 30, 2023. During the three-month and nine-month periods ended September 30, 2023, warrants exercisable into 0 and a total of 74,100,000 shares of Common Stock if exercised on a cash basis were exercised on a cashless basis resulting in the issuance of 0 shares of Common Stock during the three-month period ended September 30, 2023 and a total of 39,144,372 for the nine-month period ended September 30, 2023. Warrants exercisable into 33,401,107 shares of Common Stock expired during the nine-month period ended September 30, 2023. No options or warrants were exercised after September 30, 2023. After September 30, 2023, three convertible note holders of notes with substantially similar attributes converted $96,712 of principal, $2,923 of interest, $1,000 of conversion fees for a total of $100,635, into 67,090,000 shares of Common Stock at a conversion price, in each case of $0.0015 per share of Common Stock.

Common Stock Warrants

A summary of warrant activity for the nine-months ended September 30, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2022	419,683,183	$0.0074	3.38
Exercised	(74,100,000)	0.0015	-
Issued	83,333,333	-	4.65
Expired	(33,401,307)	-	-
Warrants outstanding and exercisable at September 30, 2023	395,515,209	$0.0023	3.26

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2023:

Exercise Price	Warrants Outstanding and Exercisable (Shares)	Expiration Date
$0.0015	395,115,641	March 31, 2026-May 22, 2028
$0.03890	208,227	May 10, 2026
$0.0470	172,341	May 3, 2026
$15.0000	19,000	December 30, 2023
	395,515,209

Based on a value of $0.0011 per share on September 30, 2023, there were no exercisable in-the-money common stock warrants as of September 30, 2023.

A summary of warrant activity for the nine-months ended September 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2021	59,420,298	$0.0718	3.3300
Issued or repriced as a result of most favored nation provisions	187,927,001	0.0022	3.7392
Expired	(2,317,150)	(0.5121)	-
Warrants outstanding and exercisable at September 30, 2022	245,030,149	$0.0130	3.6753

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2022:

Exercise Price	Warrants Outstanding and Exercisable (Shares)	Expiration Date
$0.0015	171,852,001	August 31, 2026-April 14, 2027
$0.0100	46,450,000	September 30, 2023-April 14, 2027
$0.0200	927,273	September 30, 2023
$0.03890	208,227	May 10, 2026
$0.0470	172,341	May 3, 2026
$0.0700	25,377,426	September 30, 2023
$15.0000 -15.7500	42,881	September 29, 2022-December 30, 2023
	245,030,149

Based on a value of $0.0088 per share on September 30, 2022, there were 171,852,001 exercisable in-the-money common stock warrants as of September 30, 2022.

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of September 30, 2023, there are 6,325 shares available in the 2014 Plan.

The 2014 Plan has provisions for the issuance of stock appreciation rights and phantom stock. On June 7, 2023, phantom stock awards (“Phantom Stock Awards”) totaling 306,000,000 shares of phantom stock (“Phantom Stock”) were made to certain officer and directors and vendors, consultants and advisors. Shares of phantom stock are not convertible into Common Stock and therefore, no reserves were established for such awards. See Note 8. Commitments and Contingencies - Phantom Stock for a description of the phantom stock awarded on June 7, 2023.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of September 30, 2023, there are 13,701,149 shares available in the 2015 Plan. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the nine-months ended September 30, 2023 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2022	9,199,356	$0.592	3.74
Expired	(31,039)	11.200	-
Options outstanding and exercisable at September 30, 2023	9,168,317	$0.556	2.25

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2023:

Exercise Price	Options Outstanding and Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	December 31, 2026
$0.0540	1,700,000	September 30, 2025
$0.072	5,050,000	July 31, 2025
$7.00-159.25	223,873	November 21, 2023 - December 9, 2027
	9,168,317

There was no deferred compensation expense as there were no outstanding and unvested stock options at September 30, 2023.

Based on a fair value of $0.0011 per share on September 30, 2023, there were no exercisable in-the-money common stock options as of September 30, 2023.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2022:

Exercise Price	Options Outstanding and Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	December 31, 2026
$0.0540	1,700,000	September 30, 2025
$0.072	5,050,000	July 31, 2025
$7.00-$159.25	256,588	December 7, 2022 - December 9, 2027
	9,201,032

There was no deferred compensation expense for the outstanding and unvested stock options at September 30, 2022.

Based on a fair value of $0.0088 per share on September 30, 2022, there were no exercisable in-the-money common stock options as of September 30, 2022.

Reserved and Unreserved Shares of Common Stock

As of September 30, 2023, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 298,328,647 are issued and outstanding. As of September 30, 2023, there were outstanding options to purchase 9,168,317 shares of Common Stock and 6,325 and 13,701,149 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of September 30, 2023, there are 652,721,529 issuable upon conversion of convertible notes. As of September 30, 2023, there are 395,515,209 shares that may be issued upon exercise of outstanding warrants. As of September 30, 2023, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, RespireRx is reserving 1,071,113,178 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Neither the Series I Preferred Shares nor the Series J Preferred Shares are convertible into Common Stock and therefore, no reserves have been created. Shares of Phantom Stock described above and in Note 8. Commitments and Contingencies-Phantom Stock, are not convertible into Common Stock and therefore, no reserves were established for such awards.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and withdrew its membership with FINRA and its registration with the SEC in July 2021. Although Aurora has not provided services to RespireRx during the nine-months ended September 30, 2023 or the fiscal year ended December 31, 2022, Aurora had previously provided services to RespireRx and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as September 30, 2023.

A description of advances and notes payable to officers is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Series I Preferred Stock

See Note 6. Stockholders’ Deficiency – Preferred Stock.

Series J Preferred Stock

See Note 6. Stockholders’ Deficiency – Preferred Stock.

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

A Payment Event is a monetization event with an unrelated, unaffiliated third party, such as a sale of all or substantially all of an asset, the entering into a joint venture, license or sublicense or a similar transaction structure, that is not an equity or similar or debt investment in RespireRx or a subsidiary unless such equity or similar investment results in an unrelated, unaffiliated third party or group of parties acting together, resulting in such party or parties owning more than a 50% voting interest in RespireRx or a subsidiary and resulting in payments aggregating at least $25,000,000 within a twelve month period to RespireRx. The Payment Event Date, as defined in the Phantom Stock Award Agreement is the first date within twelve months of receipt by RespireRx of cash resulting from a Payment Event, on which RespireRx has received, in the aggregate, at least $25,000,000. The First Payment Event Date shall occur when the first Payment Event has achieved a Payment Event Date at which time a payment is due to the Participant. Similarly, the Second Payment Event Date occurs when the second Payment Event has reached a Payment Event Date at which time a payment is due to the Participant. If two or more of the Company’s assets or platforms or subsidiaries are the subject of a single transaction or series of related transactions, such transactions or series of transactions shall be deemed to represent two Payment Events and the payments to the Company within a twelve-month period as described above would be required to aggregate at least $50,000,000.

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

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements (unaudited) as of September 30, 2023, consolidated financial statements as of December 31, 2022 and condensed consolidated financial statements (unaudited) as of September 30, 2022 with respect to such matters. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, RespireRx’s Senior Vice President of Research and Development since October 15, 2014, has provided his services to RespireRx on an at will and month-to-month basis. On September 26, 2023 RespireRx and DNA Heathlink into the Second Amendment to Consulting Agreement (“Second Consulting Amendment”) and a Payment and Settlement Agreement (“DNA Healthlink Payment and Settlement Agreement”).

Pursuant to the terms of the DNA Healthlink Payment and Settlement Agreement, the parties agreed that RespireRx owed DNA Healthlink $394,000 and that in settlement of $50,000 of the $394,000 owed, DNA Healthlink would be issued 250 shares of Series I 8% Redeemable Preferred Stock (“Series I Preferred Stock”) and 250 shares of Series J 8% Voting, Participating, Redeemable Preferred Stock (“Series J Preferred Stock”) and the amount owed would be reduced to $344,000. The remaining amount of $344,000 is payable upon the completion of an Eligible Payment Event as defined in the Certificate of Designation, Preferences, Rights and Limitations of the Series I Preferred Stock. If no Eligible Payment Event has occurred by May 31, 2025, then the remaining amount of $344,000 less any amounts previously paid will be due and payable in seven equal monthly installments beginning June 1, 2025.

Pursuant to the terms of the Second Consulting Amendment, the Company and DNA Healthlink agreed to amend the First Amendment to the Consulting Agreement dated October 15, 2014 by calling for the Company to prepay on a cash retainer basis, in installments of $5,000 or other amounts agreed by both parties, against invoices to be rendered for work performed. An hourly rate of $250 per hour is to be invoiced by DNA Healthlink no less frequently than monthly at which time such invoices will be deemed paid in whole or in part, as appropriate, until the $5,000 prepayment has been applied against such invoices at which time an additional $5,000 retainer will be remitted by the Company and the process will repeat.

The scope of the work is to be mutually agreed in advance in writing on a regular and as needed basis.

In addition, the Second Consulting Amendment established a term which was defined to be one-year and shall be automatically renewed for one-year renewal periods unless notice of cancellation is provided by either party within 30 days of September 26, 2024 or within 30 days of the end of any renewal period.

During the nine-month period ended September 30, 2023 and the year ended December 31, 2022, Mr. Purcell did not provide any services to RespireRx. With the Second Consulting Amendment and the DNA Healthlink Payment and Settlement Agreement, the Company anticipates that Mr. Purcell will provide services to the Company during the fiscal year ending December 31, 2023.

RespireRx entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as RespireRx’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the nine-month periods ended September 30, 2023 and 2022, Mr. Dickason did not provide any services to RespireRx.

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

	Contract year ending
	September 30, 2024
	Twelve months
	Base
	Salary	Benefits	Total

Arnold S. Lippa	$300,000	$39,600	$339,600
Jeff E. Margolis	300,000	21,600	321,600

	$600,000	$61,200	$661,200

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

ResolutionRx Services Agreement with iNGENu CRO Pty Ltd

On February 27, 2023, ResolutionRx entered into a services agreement (“Australian CRO Agreement) with iNGENu CRO Pty Ltd (iNGENu), a contract research organization (“CRO”), pursuant to which iNGENu is to act as a full service CRO in support of ResolutionRx’s R&D program, including but not limited (a) preparing and (b) submitting regulatory documents and designing and conducting clinical trials. Under the Agreement, ResolutionRx was required to make a US$50,000 deposit which was paid. The deposit is to be applied to the final research and development budget which has been agreed by the parties. It also provides for mutual indemnifications, describes the relationship of the parties and that ResolutionRx retains ownership of all intellectual property and provides for confidentiality.

ResolutionRx Master Services Agreement with Ab Initio

On October 9, 2023, ResolutionRx Ltd (“ResolutionRx”) a wholly owned Australian, public, unlisted subsidiary of RespireRx Pharmaceuticals Inc. (“RespireRx” or the “Company”) entered into a Master Services Agreement (“MSA”) with Ab Initio Pharma Pty Ltd, (“Ab Initio”) an Australian company for Ab Initio to manufacture, formulate, test and supply ResolutionRx with therapeutic drugs based on lipid nanoparticle technology licensed from RespireRx to ResolutionRx.

The initial services relate to ResolutionRx’s repurposing of dronabinol and its development program for obstructive sleep apnea pursuant to which Ab Initio will, among other things, manufacture and test our new dronabinol lipid nanoparticle formulation for pharmacokinetic, pharmacodynamic, and pivotal clinical trials as well as ultimately for commercialization.

The initial term of the MSA is two years and automatically renews for one-year periods unless ResolutionRx provides written notice to Ab Initio of its intent not to renew at least ninety days prior to the end of the initial term or any renewal term.

The services to be provided are set forth in a work order attached as a schedule to the MSA.

The MSA also provides for mutual indemnifications, describes the relationship of the parties and that ResolutionRx retains ownership of all intellectual property and provides for confidentiality.

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

The Licensed IP is basically, the intellectual property and patent rights, identified in Schedule A of the License Agreement and is associated with the new dronabinol formulation initially to be developed for the treatment of obstructive sleep apnea.

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

Sublicense Agreement with ResolutionRx Ltd

On August 3, 2023, RespireRx as sublicensor (“Sublicensor”) and ResolutionRx as sublicensee (“Sublicensee”), entered into a Sublicense Agreement (“Sublicense Agreement”) whereby Sublicensor, sublicensed the rights to its Exclusive License Agreement with The Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois (“University”), effective June 27, 2014 (the “Original License”) and amended via that certain letter amendment, effective August 2, 2017 (the “Letter Amendment”) and that certain Second Amendment to RespireRx-University of Illinois Exclusive License Agreement, effective December 15, 2022 (the “Second Amendment,” and collectively with the Original License and Letter Amendment, the “Exclusive License” which is the same as the 2014 License Agreement described elsewhere in our condensed consolidated financial statements (unaudited) as of September 30, 2023), pursuant to which the University granted to RespireRx certain rights and licenses.

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

Certain payments under the UWMRF Patent License Agreement have not been paid by RespireRx. RespireRx is in regular discussions with UWMRF regarding when RespireRx may be able to commence making payments. RespireRx has not received a notification of default either during or before the nine-month period ended September 30, 2023 or in any subsequent periods. All amounts due under the UWMRF Patent License Agreement are reflected in the Company’s condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 in accounts payable and accrued expenses.

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, RespireRx and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and RespireRx agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due totaling $50,000 on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of September 30, 2023 and December 31, 2022. Payment of $35,185 comprised of $30,185, which is 50% of the patent fees identified in the license, and $5,000 annual maintenance fee were due but unpaid as of September 30, 2023.

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

During the nine-months ended September, 2023 and 2022, the Company recorded charges to operations of $0 and $50,000, respectively representing, in 2022, the pre-amendment annual minimum royalty, which was included in research and development expenses in the Company’s condensed consolidated statement of operations. The $100,000 from the fiscal year ended December 31, 2021 was reversed as a result of the effectiveness of the 2nd Amendment as of December 15, 2022 and the estimate for the fiscal year ended December 31, 2022 was $0.

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

There was no activity during the nine-month periods ended September 30, 2023 or 2022 with respect to the Purisys Agreement. The Company is engaging in discussions with Purisys with the intent of amending the Purisys Agreement or cancelling the Purisys Agreement and establishing a new agreement. The anticipated new formulations and the formation of ResolutionRx in Australia are the primary reasons for participating in such discussions.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2023, aggregating $751,385. License agreement amounts included in the 2023 column represent amounts contractually due from October 1, 2023 through December 31, 2023 (3 months) and in each of the subsequent years, represents the full Calendar year. Employment agreement amounts included in the 2023 column represent amounts contractually due from October 1, 2023 through December 31, 2023 (three months) and then nine months to September 30, 2024 and does not assume renewals thereafter.

		Payments Due By Year
	Total	2023	2024	2025	2026	2027
License agreements	$90,185	$35,185	$10,000	$15,000	$15,000	$15,000
Employment agreements (1)	661,200	165,300	495,900	-	-	-
Total	$751,385	$200,485	$505,900	$15,000	$15,000	$15,000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements.”

9. Subsequent Events

Post September 30, 2023 Convertible Note Conversions

During the period from October 1, 2023 through November 9, 2023, three convertible note holders of notes with substantially similar attributes converted $96,712 of principal, $2,923 of interest, $1,000 of conversion fees for a total of $100,635, into 67,090,000 shares of Common Stock at a conversion price, in each case, of $0.0015 per share of Common Stock.

On November 7, 2023, RespireRx received a $25,000 investment and issued 250 shares of Series I Preferred Stock in respect of such investment.

Patent fees and maintenance fees of $35,185 due to UWMRF at August 1, 2023 were unpaid

Payment due of $35,185 comprised of $30,185, which is 50% of the patent fees identified in the license and $5,000 annual maintenance fee were due to UWMRF but unpaid as of November 17, 2023.

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

Overview

Mission

The mission of the RespireRx Group, is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling at reduced risk and cost. In pursuit of this goal, we have (i) used data mining to identify and acquire new GABAkines, a family of compounds that have displayed a high degree of efficacy in a wide range of animal studies and are undergoing preclinical safety studies; (ii) re-discovered the safety of our low impact AMPAkines, a class of compounds that have been under- or unrecognized, and have advanced their clinical development and (iii) have re-purposed dronabinol, an already approved drug, and developed it forward into late stage clinical status for use as a new proprietary treatment. We have focused on treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. As we move forward, we may also consider developing treatment options for other conditions based on results of preclinical and clinical studies to date. To achieve these goals, the Company has determined that some or all of these opportunities should be licensed, sub-licensed, joint ventured or even sold and has initiated efforts to do so.

Strategy

It is generally agreed that drug research and development (“R&D”) programs can cost hundreds of millions of dollars, take years if not decades to complete and carry considerable risk to successfully complete. While large, well-funded companies can undertake such ventures, smaller companies must seek out other creative and disruptive approaches to compete in the drug discovery and development process. It is generally agreed that drug R&D programs can cost hundreds of millions of dollars, take years if not decades to complete and carry considerable risk to successfully complete. We believe we have identified three basic methods that, when utilized, will allow us to reduce risk, minimize costs and create considerable value.

Data-mining - a process whereby value can be found by data-mining published literature using artificial intelligence (“AI”) and our extensive knowledge and experience to identify validated neuronal targets and known drugs and drug candidates. This approach can dramatically reduce much of the costs, time and risks involved.

Re-Discovery - a process whereby value can be found by (a) identifying and acquiring drug(s) with appropriate mechanism(s) of action on a newly discovered identified target; (b) acquiring drug(s) that have strong preclinical data demonstrating efficacy and safety and preferably be ready to begin IND enabling studies in preparation for clinical trials; and/or (c) clinical studies demonstrating safety (Phase 1) and, optimally, efficacy (Phase 2).

Re-Purposing - a process whereby value can be found by (a) determining that an identified neuronal substrate is involved in an undiscovered, little know or orphan therapeutic area; (b) demonstrate that acquired drugs targeting that neuronal substrate demonstrate efficacy in predictive animal tests; and (c) acquire drugs that have successfully demonstrated safety in Phase 1 clinical studies and target engagement of the desired neuronal substrate.

Implementation

In order to facilitate our business activities and product development and to set up our programs for partnering or sale, the Company has implemented an internal restructuring plan based upon our two research platforms: drugs that act directly upon endocannabinoid receptors and drugs that act as neuromodulators at AMPA glutamate and GABAA receptors, the major excitatory and inhibitory neurotransmitters in the brain, respectively. ResolutionRx is the subsidiary focused on dronabinol for obstructive sleep apnea and EndeavourRx is the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units as well as contracting firms to conduct specific R&D projects.

(i)	ResolutionRx, our repurposing platform is developing dronabinol initially for the treatment of OSA and later for other indications. Dronabinol is already approved by the U.S. FDA and other national regulatory agencies for other indications, allowing for a more rapid route to approval.

(ii)	EndeavourRx, our neuromodulators rediscovery platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

ResolutionRx, was organized on January 11, 2023 as a wholly-owned subsidiary of RespireRx. We are also evaluating whether to organize our EndeavourRx business unit, in part or in whole, into one or more subsidiaries that would conduct R&D of our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

The RespireRx Group, comprised of RespireRx, ResolutionRx and EndeavourRx (and Pier, which is inactive) believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values by making them attractive to separate financing and strategic partnering channels.

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

ResolutionRx is eligible to participate in the Australian R&D Tax Incentive (“R&DTI”), which is a tax rebate by the Australian government for qualified R&D expenditures. In the case of ResolutionRx, the R&DTI is expected to be 43.5% of qualified R&D. On January 27, 2023, ResolutionRx entered into a Letter of Intent and a term sheet with Radium Capital pursuant to which Radium Capital will finance in accordance with a debt facility, 80% of ResolutionRx’s 43.5% tax rebate on an ongoing application basis similar to a line of credit.

On May 18, 2023, ResolutionRx entered into a Letter of Intent with Cantheon Capital (“Cantheon” and “Cantheon LOI”) that describes an intended investment of US$3,125,000 by Cantheon in Australian Series A Preference Shares to be issued by ResolutionRx to support clinical trial research and development over the R&D period equal to 25% of the clinical trial costs of the cannabinoid program that are the subject of the Australian CRO Agreement with iNGENu. While the Letter of Intent is binding, subject to the commencement of human clinical trials, funding has not yet taken place.

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

Recent Developments

On August 3, 2023, RespireRx entered into a License Agreement with ResolutionRx See Note 8. Commitments and Contingencies-Significant Agreements and Contracts - License Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Sublicense Agreement with ResolutionRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Sublicense Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Stock Transfer Agreement with ResolutionRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Stock Transfer Agreement with ResolutionRx Ltd.

On August 3, 2023, RespireRx entered into a Master Intercompany Services Agreement with ResolutionRx – See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Master Intercompany Services Agreement with ResolutionRx.

On October 9, 2023, ResolutionRx entered into a Master Services Agreement (“MSA”) with Ab Initio Pharma Pty Ltd, (“Ab Initio”) an Australian company under which Ab Initio will manufacture, formulate, test and supply ResolutionRx with therapeutic drugs based on lipid nanoparticle technology licensed from RespireRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts –Master Services Agreement with Ab Initio Pharma Pty Ltd.

Post September 30, 2023 Convertible Note Conversions

See Note 9. Subsequent Events – Convertible Note Conversions to our condensed consolidated financial statements (unaudited) at September 30, 2023.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements (unaudited) at September 30, 2023.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Concentration of Risk

See Note 3. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements (unaudited) at September 30, 2023.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements (unaudited) in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements (unaudited) and include:

-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes
-	Preferred Stock
-	Phantom Stock

See Critical Accounting Policies and Estimates in our 2022 Form 10-K for a description. See Note 8. Commitments and Contingencies - Phantom Stock to our condensed consolidated financial statements at September 30, 2023 for a description of the accounting policies and estimates associated with Phantom Stock.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative, including related parties	$245,129	$250,916	$902,866	$958,086
Research and development, including related parties	87,380	138,050	284,020	400,307
Total operating expenses	332,509	388,966	1,186,886	1,358,393
Loss from operations	(332,509)	(388,966)	(1,186,886)	(1,358,393)
Loss on extinguishment or settlement or modification of debt and other liabilities	-	(71,161)	-	(71,161)
Interest expense, including related parties	(73,408)	(94,643)	(365,729)	(533,812)
Foreign currency transaction gain	10,415	82,192	46,020	150,337

Net loss	$(395,502)	$(472,578)	$(1,506,595)	$(1,813,029)
Deemed dividend associated with paid-in-kind dividends on preferred stock for the three-months and nine-months periods ending September 30, 2023 and most favored nation provisions of convertible notes for the three-months and nine-months periods ending September 30, 2022	$(13,667)	$(1,168,594)	$(24,427)	$(1,520,332)
Net loss attributable to common stockholders	$(409,169)	$(1,641,172)	$(1,531,022)	$(3,333,361)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.002)	$(0.014)	$(0.008)	$(0.031)

Weighted average common shares outstanding - basic and diluted	267,732,995	119,264,928	191,241,348	107,816,034

Three-months Ended September 30, 2023 and 2022

Revenues. The Company had no revenues during the three-months ended September 30, 2023 and 2022.

General and Administrative. For the three-months ended September 30, 2023 general and administrative expenses were $245,129, a decrease of $5,787, as compared to $250,916 for the three-months ended September 30, 2022. The decrease in general and administrative expenses for the three-months ended September 30, 2023, as compared to the three-months ended September 30, 2022, is primarily due to a number of small increases and decreases that offset one another. Professional fees inclusive of Board of Directors fees, accounting and non-patent related legal fees increased $16,612 whereas insurance, investor relations fees, transfer agent fees and travel and entertainment expenses decreased an aggregate of $14,189. There was a decrease in patent related legal and other fees of $9,624. The balance of the difference is a result of a number of smaller increases and decreases in various expense categories of $1,414, none of which were individually greater than $1,000. There was no share-based compensation recordable in the financial statements during the three-months ended September 30, 2023 or 2022.

Research and Development. For the three-months ended September 30, 2023, research and development expenses were $87,380, a decrease of $50,670, as compared to $138,050 for the three-months ended September 30, 2022. The decrease in license fees of $25,000 related to research and development associated with the 2nd Amendment to the 2014 Patent Agreement and a decrease of $25,670 as a result of a decrease in utilization of our R&D consultants.

Loss on Extinguishment or Settlement or Modification of Debt and Other Liabilities. For the three-months ended September 30, 2023 and 2022 the loss on extinguishment or settlement or modification of debt and other liabilities was $0 and $71,161, respectively. The $71,161 was a result of incentives offered to certain noteholders to modify the terms of their convertible notes.

Interest Expense. During the three-months ended September 30, 2023, interest expense was $73,408 as compared to $94,643 for the three-months ended September 30, 2022. The decrease of $21,235 is primarily the result of a decrease of amortization of note discounts charged to interest expense, a decrease in principal amount upon which coupon interest expense is calculated due to convertible note conversions, offset by an increase in the coupon interest rate associated with certain convertible notes.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $10,415 for the three-months ended September 30, 2023, as compared to a foreign currency transaction gain of $82,192 for the three-months ended September 30, 2022. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won and during the three-months ended September 30, 2023, but not 2022, the foreign currency translation effect associated with the translation of the ResolutionRx financial statements that are denominated in Australian dollars.

Net Loss and Net Loss Attributable to Common Stockholders. For the three-months ended September 30, 2023, the Company incurred a net loss of $395,502 and a net loss attributable to Common Stockholders of $409,169 as compared to a net loss of $472,578 and a net loss attributable to Common Stockholders of $1,641,172 for the three-months ended September 30, 2022, respectively. The difference for the three-months ended September 30, 2023 in the net loss as compared to the net loss attributable to Common Stockholders of $13,667 is the dividends on the Series I Preferred Stock and Series J Preferred Stock and the difference of $1,168,594 during the three-months ended September 30, 2022 being deemed dividends associated with most-favored nation provisions of convertible notes.

Nine-months Ended September 30, 2023 and 2022

Revenues. The Company had no revenues during the nine-months ended September 30, 2023 and 2022.

General and Administrative. For the nine-months ended September 30, 2023, general and administrative expenses were $902,866, a decrease of $55,220, as compared to $958,086 for the nine-months ended September 30, 2022. The decrease in general and administrative expenses is a result of a number of factors. There were increases in Board of Directors fees of $30,000 as a result of the addition of an independent director, an increase in accounting fees of $29,121, $59,323 in general corporate legal fees (inclusive of both the United States and Australian counsel fees) and an increase of $45,000 which was the cost of an independent valuation analysis of one of our assets. These were offset by a decrease of deferred financing costs of $177,883 that were written off in the prior nine-month period, and decreases of $14,940, $7,064, $3,000 and $14,710 in insurance, investor relations, conference fees and service charges, respectively. There were also smaller increases and decreases in other general and administrative expense categories.

There was no share-based compensation recordable in the financial statements during the nine-months ended September 30, 2023 or 2022. However, several phantom stock awards were made on June 7, 2023. An award for 70,000,000 shares of phantom stock was made to Dr. Arnold Lippa, our Interim President, Interim Chief Executive Officer and Chief Scientific Officer which were immediately transferred into a family trust. In addition, an award for 120,000,000 shares of phantom stock was made to Jeff Eliot Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary which was immediately transferred to three family trusts. An award for 20,000,000 shares of phantom stock was made to Joseph Siegelbaum, an independent director. The remaining 96,000,000 of shares of Phantom Stock awarded were awarded to five vendors, consultants, advisors or their designees. A total of 306,000,000 shares of Phantom Stock were awarded.

The value of the Phantom Stock Awards cannot be determined at this time and can only be estimated or determined upon the occurrence of a Payment Event. Therefore, no amount has been recorded as a commitment or contingency. When or if a Payment Event occurs, an amount will be estimable or determinable and such amount will be recorded as a change in an estimate.

Research and Development. For the nine-months ended September 30, 2023, research and development expenses were $284,020, a decrease of $116,287, as compared to $400,307 for the nine-months ended September 30, 2022. The decrease in research and development expenses for the nine-months ended September 30, 2023, as compared to the nine-months ended September 30, 2022, is primarily due to a $75,000 reduction in license fees associated with the 2nd Amendment to the 2014 Patent Agreement and a decrease of $25,000 related to completion of the services under the research services agreement with the University of Wisconsin. There was also a $14,280 reduction is consulting fees due to lower utilization of our R&D consultants and a $2,007 reduction in R&D related insurance costs.

Loss on Extinguishment or Settlement or Modification of Debt and Other Liabilities. For the nine-months ended September 30, 2023 and 2022 the loss on extinguishment or settlement or modification of debt and other liabilities was $0 and $71,161, respectively. The $71,161 was a result of incentives offered to certain noteholders to modify the terms of their convertible notes.

Interest Expense. During the nine-months ended September 30, 2023, interest expense was $365,729 as compared to $533,812 for the nine-months ended September 30, 2022. The decrease of $168,083 is primarily the result of a decrease of amortization of note discounts charged to interest expense and a decrease in principal amount upon which coupon interest expense is calculated due to convertible note conversions, offset by a one-time increase in interest expense due to the immediate amortization to interest expense of $125,000 of warrant value associated with newly issued demand promissory notes and increases in the coupon interest rate associated with certain convertible notes.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $46,020 for the nine-months ended September 30, 2023, as compared to a foreign currency transaction gain of $150,337 for the nine-months ended September 30, 2022. The foreign currency transaction gains relate to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won and during the nine-months ended September 30, 2023, but not 2022, the foreign currency translation effect associated with the translation of the ResolutionRx financial statements that are denominated in Australian dollars.

Net Loss and Net Loss Attributable to Common Stockholders. For the nine-months ended September 30, 2023, the Company incurred a net loss of $1,506,595 and a net loss attributable to common stockholders was $1,531,022, the difference being attributable to dividends on Series I Preferred Stock and Series J Preferred Stock, compared to a net loss and net loss attributable to common stockholders of $1,813,029 and $3,333,361 for the nine-months ended September 30, 2022, respectively, the difference of $1,520,332 being deemed dividends associated with most-favored nation provisions of convertible notes.

Liquidity and Capital Resources – September 30, 2023

The Company’s condensed consolidated financial statements (unaudited) have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from operations of $332,509 and a net loss of $395,502 and a net loss attributable to common stockholders of $409,169 for the three-months ended September 30, 2023 and a net loss from operations of $1,186,886 and a net loss of $1,506,595 and a net loss attributable to common stockholders of $1,531,022 for the nine-months ended September 30, 2023. There was a net loss from operations of $1,579,355, a net loss of $2,102,720 and net loss attributable to common stockholders after deemed dividends of $3,972,993 for the fiscal year ended December 31, 2022. The Company had negative operating cash flows of $258,726 for the nine-months ended September 30, 2023 and $143,905 for the fiscal year ended December 31, 2022, had a stockholders’ deficiency of $12,296,454 at September 30, 2023, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2023, the Company had a working capital deficit of $11,952,454, as compared to a working capital deficit of $11,706,320 at December 31, 2022 reflecting an increase in the working capital deficit of $246,134 for the nine-months ended September 30, 2023. The increase in the working capital deficit is primarily due to an increase accounts payable and accrued expenses of $903,398 (after reclassification of certain amounts as of December 31, 2022 for consistency with current year presentation in our condensed consolidated financial statements at September 30, 2023), an increase in notes payable to officers and affiliates of $112,008, an increase notes payable to a former officer of $16,8844 and an increase in short-term notes payable of $10,464. This was offset by a decrease in accrued compensation of $643,672, a decrease in convertible notes payable of $43,227. There was a decrease in the note payable to SY Corporation of $23,838 primarily due to foreign exchange gains. There was also a net increase in current assets other than cash of $85,883 primarily as a result of in an increase in cash of $6,274, an increase in prepaid R&D of $48,568, an increase in deferred financing costs of $6,457 and an increase in prepaid insurance of $24,584.

At September 30, 2023, the Company had cash of $6,362, as compared to $88 at December 31, 2022,

The limited cash of $265,000 raised in demand promissory note and Series I Preferred Stock financings during the nine-months ended September 30, 2023 was utilized for working capital. The financings completed during fiscal year ended December 31, 2022 were utilized to pay general and administrative and research and development expenses or the related accounts payable, including, but not limited to, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings. A significant amount of cash was advanced to our subsidiary, ResolutionRx, to pay a research deposit to our contract research organization, to our Australian financial advisor and to our professional service providers in Australia.

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

Operating Activities. For the nine-months ended September 30, 2023, operating activities utilized cash of $258,726, as compared to utilizing cash of $155,061 for the nine-months ended September 30, 2022, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the nine-months ended September 30, 2023, financing activities consisted of $250,000 from the issuance of demand promissory notes to an affiliate of an executive officer and another affiliate and $145,000 from the sale of Series I Preferred Stock.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements (unaudited) at September 30, 2023.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements (unaudited) at September 30, 2023.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements (unaudited) at September 30, 2023.

License Agreement with ResolutionRx Ltd.

See Note 8. Commitments and Contingencies-Significant Agreements and Contracts - License Agreement with ResolutionRx Ltd.

Sublicense Agreement with ResolutionRx Ltd.

See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Sublicense Agreement with ResolutionRx Ltd.

Stock Transfer Agreement with ResolutionRx Ltd.

See Note 8. Commitments and Contingencies - Significant Agreements and Contracts - Stock Transfer Agreement with ResolutionRx Ltd.

Master Intercompany Services Agreement with ResolutionRx.

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Master Intercompany Services Agreement with ResolutionRx.

Master Services Agreement with Ab Initio Pharma Pty Ltd.

On October 9, 2023, ResolutionRx entered into a Master Services Agreement (“MSA”) with Ab Initio Pharma Pty Ltd, (“Ab Initio”) an Australian company under which Ab Initio will manufacture, formulate, test and supply ResolutionRx with therapeutic drugs based on lipid nanoparticle technology licensed from RespireRx - See Note 8. Commitments and Contingencies - Significant Agreements and Contracts – Master Services Agreement with Ab Initio Pharma Pty Ltd.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2023, aggregating $751,385 is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments to our condensed consolidated financial statements (unaudited) at September 30, 2023.

Off-Balance Sheet Arrangements

See Note 8. Commitments and Contingencies - Phantom Stock to our condensed consolidated financial statements (unaudited) at September 30, 2023.

At September 30, 2023, the Company did not have any other transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements (unaudited) at September 30, 2023 for details regarding these matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Common Stock during the nine-months ended September 30, 2023 that were not disclosed by the Company on a Current Report on Form 8-K. There were conversions of convertible note and exercises of warrants as disclosed in Note 6. Stockholders’ Deficiency – Common Stock of our condensed consolidated financial statements at September 30, 2023. There was the issuance of Series I Preferred Stock as disclosed in Note 6. Stockholders’ Deficiency – Series I Preferred Stock of our condensed consolidated financial statements at September 30, 2023. There was the issuance of Series J Preferred Stock as disclosed in Note 6. Stockholders’ Deficiency – Series J Preferred Stock of our condensed consolidated financial statements at September 30, 2023. There was the issuance of shares of Phantom Stock as disclosed in Note 6. Stockholders’ Deficiency – Phantom and in Note 8. Commitments and Contingencies - Phantom Stock of our condensed consolidated financial statements at September 30, 2023.

Additional information with respect to the transactions described above is provided in the Notes to the condensed consolidated financial Statements for the three-months and six-months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2023, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	543,343	507,330
Foreign currency transaction adjustment	(133,492)	(73,641)
	$809,625	$833,463

Interest expense with respect to this promissory note was $12,092 for the three-months ended September 30, 2023 and 2022, respectively and $36,013 and $35,881 for the nine-months ended September 30, 2023 and 2022, respectively.

Default on Convertible Notes Payable

As of September 30, 2023, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $69,806, of which $44,806 was accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1*	Settlement and Exchange Agreement between RespireRx Pharmaceuticals Inc. and DNA Healthlink, Inc. dated September 26, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 2, 2023).

10.2*	Second Amendment to Consulting Agreement between RespireRx Pharmaceuticals Inc. and DNA Healthlink, Inc. dated September 26, 2023 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 2, 2023).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 17, 2023	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer and Chief Scientific Officer

Date: November 17, 2023	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

